Form 10-Q
period 2011-06-30
Zippy Bags Inc.
filed 2011-09-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173680

ZIPPY BAGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3464 South 7495 West, Magna, UT 84044
(Address of principal executive offices) (Zip Code)

(888) 449-4779
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of September 14 2011.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2011

		Page
INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	4
	Condensed Statements of Operations for Three Months ended June 30, 2011 and the period from August 26, 2010 (inception) to June 30, 2011 (Unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2011 and for the three months ended June 30, 2011 (Unaudited)	6
	Condensed Statements of Cash Flows for theThreeMonths ended June 30, 2011 and the period from August 26, 2010 (inception) to June 30, 2011(Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Zippy Bags, Inc." the "Company," "we," "our" or "us" means Zippy Bags, Inc.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:

Cash	$223	$259
Inventory	38,361	-
Prepaid expenses and other receivables	-	1,000
Total current assets	38,584	1,259

Total assets	$38,584	$1,259

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$38,361	$-
Accrued expenses	3,750	-
Accrued interest	174	126
Note payable, officer	7,776	5,007
Note payable	-	680
Total current liabilities	50,061	5,813

Stockholder's equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Deficit accumulated during the development stage	(29,477)	(22,554)
Total stockholder's equity (deficit)	(11,477)	(4,554)

Total liabilities and stockholder's equity (deficit)	$38,584	$1,259

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		August 26,
	For the three	2010
	months ended	(inception) to
	June 30,	June 30,
	2011	2011
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	805	2,522
Professional fees	6,070	27,070

Total operating expenses	6,875	29,592

Net operating loss	(6,875)	(29,592)

Other income (expense)	(48)	115

Loss before provision for income taxes	(6,923)	(29,477)

Provision for income taxes	-	-

Net loss	$(6,923)	$(29,477)

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000

Net loss per share - basic and fully diluted	$(0.00)

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

						Accumulated	Total
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	18,000,000	$18,000	$-	$(22,554)	$(4,554)

Net loss for the three months ended June 30, 2011	-	-	-	-	-	(6,923)	(6,923)

Balance, June 30, 2011 (unaudited)	-	$-	18,000,000	$18,000	$-	$(29,477)	$(11,477)

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		August 26,
	For the Three	2010
	Months Ended	(Inception) to
	June 30,	June 30,
	2011	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,923)	$(29,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Inventory	(38,361)	(38,361)
Prepaid expenses and other receivables	1,000	-
Accounts payable	38,361	38,361
Accrued expenses	3,750	3,750
Accrued interest, related party	48	174

Net cash provided by (used in) operating activities	(2,125)	(25,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer, loans, related party	2,769	7,776
Repayment of note payable	(680)	-
Proceeds from sale of common stock	-	18,000

Net cash provided by financing activities	2,089	25,776

NET CHANGE IN CASH	(36)	223

CASH AT BEGINNING OF PERIOD	259	-

CASH AT END OF PERIOD	$223	$223

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to these financial statements.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Zippy Bags, Inc. (“the Company”) was incorporated in the state of Nevada on August 26, 2010 (“Inception”). The Company was formed to market a snowboard carrying bag. The company will market the bags locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company is considered to be in the development stage as defined by FASB ASC 915-10-05. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (August 26, 2010).

The Company has adopted a fiscal year end of March 31.

Results of operations for the interim period are not indicative of annual results.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2011 or March 31, 2011.

Inventory
Inventories consist of snowboard carrying bags held for resale. Inventories are valued at the lower of cost or market, and the company uses the average cost methodology for recording cost of sales.Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified.

Equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of the related asset.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and any resulting gain or loss will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Fair value of Financial Instruments
Financial instruments consist principally of cash and debts due to the officer. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Revenue Recognition
Revenue is recognized when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipment to our customers has not occurred.

As of June 30, 2011, the Company shipped product to a non-recurring customer.  Because collectability is not reasonably assured, the Company did not record revenue for this order during the three months ended June 30, 2011.   The Company will record revenue for this particular shipment once collectability is reasonably assured.

Basic and Diluted Net Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2011 or for the three months ended June 30, 2011.

Recently Issued Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $29,477 and a working capital deficit of $11,477 as of June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Inventory

All inventories on the Company’s balance sheet at June 30, 2011 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection and is recorded as inventory on the Company’s balance sheet until collectability is reasonably assured.

Note 4 – Related Party

From time to time the Company’s founder and CEO, Janet Somsen has advanced loans to the Company for operations at an 8% per annum interest rate, due on demand. The principal balances due were $7,776 and $5,007 at June 30, 2011 and March 31, 2011, respectively. In addition, accrued interest of $174 and $126 existed at June 30, 2011 and March 31, 2011, respectively.

On November 5, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 5 – Note Payable, Officer

Officer loans consist of the following at June 30, 2011 and March 31, 2011, respectively:

	June 30,	March 31,
	2011	2011

Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$7,776	$5,007

Total Officer Loans, Related Party	$7,776	$5,007

The Company recorded interest expense in the amount of $80 related to the officer loans for the three months ended June 30, 2011.

Note 6 – Stockholder’s Equity

On August 26, 2010, the founders of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common stock
On November 5, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000.

Note 7 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
June 30, 2011	Carrying Value June 30, 2011	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 8 – Income Taxes

The Company’s provision for income taxes was $-0- for the period from inception on August 26, 2010 through June 30, 2011 since the Company incurred net operating losses which have a full valuation allowance through June 30, 2011.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $29,477. The total valuation allowance is equal to the total deferred tax asset.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2011 were as follows:

June 30, 2011
Cumulative NOL	$29,477
Deferred Tax assets:
Net operating loss carry forwards	$10,317
Valuation allowance	(10,317)
$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Zippy was formed in the state of Nevada on August 26, 2010 to provide retail sales of snowboard carrying bags to the general public. The Company expects to generate its revenue from the sale of its snowboard carrying bags. The Company plans to market Zippy through a combination of direct sales, referrals and networking within the industry. To date, the Company has delivered an initial shipment of product to an end customer but has not recognized revenue as collectability is not yet reasonably assured.The Company is currently in the planning stage and organization stage and is without significant operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31.

We expect to establish an internet website in October of 2011 where customers can purchase the snowboard carrying bag.  Currently, we do not have the funds to fully develop our Company’s website.

To commence active business operations we will need to engage in a number of planning stage and preliminary activities. We will commence activities include developing the website for our snowboard carrying cases, preparing marketing materials and direct mail. We have started some of the activities, by developing the snowboard carrying case and creating the initial marketing material but the marketing completion cannot occur without the raising of additional funds in the amount of $75,000. From inception (August 26, 2010) to date we have spent a substantial amount of time in developing the finished snowboard carrying cases and marketing material, strategic planning, budgeting, and preliminary work.

We have not devoted much time to raising capital other than the investments from Ms. Somsen. Zippy is considered a development stage company because it has not commenced its major operations. In addition, the Company has not achieved a recurring revenue stream in connection with its business to date.

Over the next twelve months, Zippy Bags, Inc. plans to build out its reputation and develop a network in the snowboard carrying bags business and begin sales to the general public.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months.  Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

If we issue additional equity securities to raise funds, the ownership percentage of our existing security holder would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Results of Operations for the Three Months Ended June 30, 2011

Sales
The company delivered its’ initial shipment to their customer in June, but have not meet the criteria for revenue recognition based on reasonable assurance of collection.  The Company will record revenue once collectability is reasonably assured.

Operating Expenses
Total operating expenses for three months ended June 30, 2011 were $6,875 consisting of $805 of general and administrative fees and $6,070 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended June 30, 2011 totaled $48, consisting of interest expense accrued on notes payable.

Net loss
Net loss for the three months ended June 30, 2011 was $6,923 and is primarily attributed to professional fees and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our company to continue with this business and the business may fail.

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at June30, 2011.

June 30, 2011
Total Assets	$38,584

Accumulated Earnings (Deficit)	$(29,477)

Stockholders’ Equity (Deficit)	$(11,477)

Working Capital	$(11,477)

Since our inception on August 26, 2010, we have incurred a net loss of $29,477.  Our cash and cash equivalent balances were $223and $259 at June 30, 2011 and March 31, 2011 respectively. On June 30, 2011, we had an accumulated deficitof $29,477 and total current liabilities were $50,061.

During the period of August 26, 2010 (date of inception) to June 30, 2011, we used $25,553 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to June 30, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen. Since inception, we also received proceeds of $7,776 from related parties, Janet Somsen CEO in exchange for an unsecured promissory notes carrying 8% interest, due on demand. Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings. Ms. Somsen is willing to commit any funds necessary for sustainability of the Company until it is fully funded.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from the sale of snowboard bags, sale of shares of our common stock, third party financing, and/or traditional bank financing. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.

We will need to obtain additional financingto conduct our day-to-day operations, and to fully execute our business plan. Additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing security holders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but shipment to our customers has not occurred.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Janet Somsen, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Ms. Somsenconcluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	All of our financial reporting is carried out by our financial consultant;

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

There has been no change in the Company’s risk factors since the Company’s Form S-1/A filed with the SEC on July 20, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPPY BAGS, INC.

By:

/s/ Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer
Director
(Principal Executive Officer, Chief Financial Officer,
and Principal Accounting Officer)
Date: September 14, 2011