Form 10-Q
period 2011-09-30
Zippy Bags Inc.
filed 2011-11-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐    No ☐

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,000,000 shares of $0.001 par value common stock outstanding as of November 10, 2011.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2011

INDEX

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011	4
	Condensed Statements of Operations for Three and Six Months ended September 30, 2011 and the periods from August 26, 2010 (inception) to September 30, 2010 (unaudited) and August 26, 2010 (inception) to September 30, 2011 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2011 and for the six months ended September 30, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2011 and the periods from August 26, 2010 (inception) to September 30, 2010 (unaudited) and August 26, 2010 (inception) to September 30, 2011(unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 5.	Other Information	16
Item 6.	Exhibits	17

SIGNATURES		18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$127	$259
Accounts Receivable	110,000	-
Inventory	8,255	-
Prepaid expenses and other receivables	-	1,000
Total current assets	118,382	1,259

Total assets	$118,382	$1,259

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$39,589	$-
Accrued expenses	3,750	-
Sales tax payable	7,052	-
Income tax payable	20,609	-
Accrued interest	406	126
Note payable, officer	11,526	5,007
Note payable	-	680
Total current liabilities	82,932	5,813

Stockholder's equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,000,000 shares issued and outstanding	18,000	18,000
Earnings (deficit) accumulated during the development stage	17,450	(22,554)
Total stockholder's equity (deficit)	35,450	(4,554)

Total liabilities and stockholder's equity (deficit)	$118,382	$1,259

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2011	For the six months ended September 30, 2011	August 26, 2010 (inception) to September 30, 2010	August 26, 2010 (inception) to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$102,948	$102,948	$-	$102,948

Cost of revenue	30,106	30,106	-	30,106

Gross profit	72,842	72,842	-	72,842

Operating expenses:
General and administrative	1,324	2,129	680	3,846
Professional fees	3,750	9,820	-	30,820

Total operating expenses	5,074	11,949	680	34,666

Net operating income	67,768	60,893	(680)	38,176

Other income (expense)	(232)	(280)	-	(117)

Income before provision for income taxes	67,536	60,613	(680)	38,059

Provision for income taxes	20,609	20,609	-	20,609

Net income	$46,927	$40,004	$(680)	$17,450

Weighted average number of common shares outstanding - basic and fully diluted	18,000,000	18,000,000

Net income per share - basic and fully diluted	$0.00	$0.00

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Earnings Accumulated During Development	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000

Net loss from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	18,000,000	$18,000	$-	$(22,554)	$(4,554)

Net income for the six months ended September 30, 2011	-	-	-	-	-	40,004	40,004

Balance, September 30, 2011 (unaudited)	-	$-	18,000,000	$18,000	$-	$17,450	$35,450

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30, 2011	August 26, 2010 (Inception) to September 30, 2010	August 26, 2010 (Inception) to September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,004	$(680)	$17,450
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in:
Accounts receivable	(110,000)	-	(110,000)
Inventory	(8,255)	-	(8,255)
Prepaid expenses and other receivables	1,000	-	-
Accounts payable	39,589	-	39,589
Accrued expenses	3,750	-	3,750
Sales tax payable	7,052	-	7,052
Income tax payable	20,609	-	20,609
Accrued interest, related party	280	-	406

Net cash provided by (used in) operating activities	(5,971)	(680)	(29,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer, loans, related party	6,519	-	11,526
Proceeds from note payable		680
Repayment of note payable	(680)	-	-
Proceeds from sale of common stock	-	-	18,000

Net cash provided by financing activities	5,839	680	29,526

NET CHANGE IN CASH	(132)	-	127

CASH AT BEGINNING OF PERIOD	259	-	-

CASH AT END OF PERIOD	$127	$-	$127

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2011 or March 31, 2011.

Inventory
Inventories consist of snowboard carrying bags held for resale. Inventories are valued at the lower of cost or market, and the company uses the average cost methodology for recording cost of sales.  Inventory is periodically reviewed to determine if it is marketable, obsolete or impaired. Inventory that is determined to not be marketable is written down to market value. Inventory that is determined to be obsolete or impaired is written off to expense at the time the impairment is identified.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

As of September 30, 2011, the Company shipped product to a non-recurring customer.  Because collectability is not reasonably assured for the full amount of the sale, the Company only recorded revenue for the portion of this order collected at the time of this filing.   The Company will record the remaining revenue for this initial shipment once collectability is reasonably assured.

Basic and Diluted Net Income per Share
The basic net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2011 or for the six months ended September 30, 2011.

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

 Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

While the accompanying financial statements reflect net income from operations and a working capital surplus as of September 30, 2011, this is the result of a one-time transaction not indicative of future performance. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

All inventories on the Company’s balance sheet at September 30, 2011 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection and is recorded as inventory on the Company’s balance sheet until collectability is reasonably assured.

Note 4 – Related Party

From time to time the Company’s founder and CEO, Janet Somsen has advanced loans to the Company for operations at an 8% per annum interest rate, due on demand. The principal balances due were $11,526 and $5,007 at September 30, 2011 and March 31, 2011, respectively. In addition, accrued interest of $406 and $126 existed at September 30, 2011 and March 31, 2011, respectively.

On November 5, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Note 5 – Note Payable, Officer

Officer loans consist of the following at September 30, 2011 and March 31, 2011, respectively:

	September 30, 2011	March 31, 2011

Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$11,526	$5,007

Total Officer Loans, Related Party	$11,526	$5,007

The Company recorded interest expense in the amount of $232 related to the officer loans for the three months ended September 30, 2011.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
September 30, 2011	Carrying Value September 30, 2011	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 8 – Concentrations

During the six months ended September 30, 2011, one customer accounted for 100% of our revenues.  At September 30, 2011, the accounts receivable balances for this customer totaled $110,000. The loss of this customer could have a material adverse impact on the Company’s business.

Note 9 – Subsequent Events

There are no subsequent events to disclose through the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

Zippy was formed in the state of Nevada on August 26, 2010 to provide retail sales of snowboard carrying bags to the general public. The Company expects to generate its revenue from the sale of its snowboard carrying bags. The Company plans to market Zippy through a combination of direct sales, referrals and networking within the industry. To date, the Company has delivered an initial shipment of product to an end customer but has not recognized all the revenue related to this transaction as collectability is not yet reasonably assured. The Company is currently in the planning stage and organization stage and is without significant operations.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31.

We expect to establish an internet website in November of 2011 where customers can purchase the snowboard carrying bag.

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

Results of Operations for the Three Months Ended September 30, 2011

Sales
The company delivered its’ initial shipment to their first customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the company has collected $110,000 related to this shipment.  Accordingly, the company recognized $102,948 of revenue for the three months ended September 30, 2011 and will recognize the remaining balance once collectability is reasonably assured.

Operating Expenses
Total operating expenses for three months ended September 30, 2011 were $5,074 consisting of $1,324 of general and administrative fees and $3,750 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended September 30, 2011 totaled $232, consisting of interest expense accrued on notes payable.

Net Income
Net income for the three months ended September 30, 2011 was $46,927 and is primarily attributed to gross profit earned on the company’s initial shipment.

Results of Operations for the Six Months Ended September 30, 2011

Sales
The company delivered its’ initial shipment to their first customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the company has collected $110,000 related to this shipment.  Accordingly, the company recognized $102,948 of revenue for the six months ended September 30, 2011 and will recognize the remaining balance once collectability is reasonably assured.

Operating Expenses
Total operating expenses for six months ended September 30, 2011 were $11,949 consisting of $2,129 of general and administrative fees and $9,820 of professional fees.

Other (Income) Expenses
Other (income) expenses for the six months ended September 30, 2011 totaled $280, consisting of interest expense accrued on notes payable.

Net Income
Net income for the six months ended September 30, 2011 was $40,004 and is primarily attributed to gross profit earned on the company’s initial shipment partially offset by general and administrative and professional fees.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at September 30, 2011.

September 30, 2011
Total Assets	$118,382

Accumulated Earnings (Deficit)	$17,450

Stockholders’ Equity (Deficit)	$35,450

Working Capital	$35,450

Since our inception on August 26, 2010, we have generated net income of $17,450.  Our cash and cash equivalent balances were $127 and $259 at September 30, 2011 and March 31, 2011 respectively. On September 30, 2011, we had accumulated earnings of $17,450 and total current liabilities were $82,932.

During the period of August 26, 2010 (date of inception) to September 30, 2011, we used $29,399 of cash for operating activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to September 30, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

Since inception, we also received proceeds of $11,526 from related parties, Janet Somsen CEO in exchange for an unsecured promissory notes carrying 8% interest, due on demand. Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings. Ms. Somsen is willing to commit any funds necessary for sustainability of the Company until it is fully funded.

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

We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. Additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, Janet Somsen, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on the evaluation, Ms. Somsen concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

ZIPPY BAGS, INC.

Date: November 10, 2011	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)