Form 10-Q
period 2011-12-31
Zippy Bags Inc.
filed 2012-02-21
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 18,250,000 shares of $0.001 par value common stock outstanding as of February 1, 2012.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2011

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of December 31, 2011 (unaudited) and March 31, 2011	4
	Condensed Statements of Operations for Three and Nine Months ended December 31, 2011 and the period from August 26, 2010 (inception) to December 31, 2011 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2011 and for the nine months ended December 31, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months ended December 31, 2011 and 2010, and the period from August 26, 2010 (inception) to December 31, 2011 (unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES		17

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	March 31,
	2011	2011
ASSETS
Current assets

Cash	$1,081	$259
Inventory	8,255	-
Prepaid expenses and other receivables	-	1,000
Deposit on Equipment	41,253	-
Total Current Assets	50,589	1,259

Total Assets	$50,589	$1,259

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$1,228	$-
Sales tax payable	7,052	-
Income tax payable	14,544	-
Accrued Interest	513	126
Note payable, related party	3,576	5,007
Note payable	-	680
Total current liabilities	26,913	5,813

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 90,000,000 shares authorized, 18,250,000 and 18,000,000 shares issued and outstanding as of December 31, 2011 and March 31, 2011	18,250	18,000
Additional Paid in Capital	23,750	-
Earnings (Deficit) accumulated during the development stage	(18,324)	(22,554)
Total (deficiency in) stockholders' equity	23,676	(4,554)

Total liabilities and stockholders' equity	$50,589	$1,259

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					August 26,
	For the Three		For the Nine		2010
	Months Ended		Months Ended		(inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$102,948	$-	$102,948

Cost of revenue	-	-	30,106	-	30,106

Gross profit	-	-	72,842	-	72,842

Operating expenses:
General and administrative	1,932	12	4,061	692	4,778
Professional Fees	39,800	-	49,620	-	71,620

Total operating expenses	41,732	12	53,681	692	76,398

Net Operating Loss	(41,732)	(12)	19,161	(692)	(3,556)

Other income (expense):
Interest income	-	49	-	49	295
Interest expense	(107)	-	(387)	-	(519)
Total other income (expense)	(107)	49	(387)	49	(224)

Income (Loss) before provision for income taxes	(41,839)	37	18,774	(643)	(3,780)

Provision for income taxes	(6,065)	-	14,544	-	14,544

Net income (loss)	$(35,774)	$37	$4,230	$(643)	$(18,324)

Net income (loss) per share - basic	$(0.00)	$0.00	$0.00	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average shares outstanding - basic	18,089,674	18,000,000	18,030,000	18,000,000

Weighted average shares outstanding - diluted	18,089,674	18,000,000	18,030,000	18,000,000

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	18,000,000	$18,000	$-	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	18,000,000	$18,000	$-	$(22,554)	$(4,554)

Common stock issued for services at $0.096 per share on November 28, 2011	-	-	250,000	250	23,750	-	24,000
Net income (loss) for the nine months ended December 31, 2011	-	-	-	-	-	4,230	4,230

Balance, December 31, 2011	-	$-	18,250,000	$18,250	$23,750	$(18,324)	$23,676

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 26,
	For the		2010
	Nine Months Ended		(inception) to
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,230	$(643)	$(18,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Stock issued for services	24,000	-	24,000
Changes in assets and liabilities:
Interest Receivable	-	(49)	-
Inventory	(8,255)	-	(8,255)
Prepaid expense and other receivables	1,000	(5,000)	-
Accounts Payable	1,228	-	1,228
Sales tax payable	7,052	-	7,052
Income tax payable	14,544	-	14,544
Accrued Interest, related party	387	-	513

Net cash provided by (used in) operating activities	44,186	(5,692)	20,758

CASH FLOWS FROM INVESTING ACTIVITIES
Due from Officer	-	(8,990)	-
Deposit on Equipment	(41,253)	-	(41,253)

Net cash provided by (used in) investing activities	(41,253)	(8,990)	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	6,519		11,526
Repayment of officer loans, related party	(7,950)		(7,950)
Proceeds from note payable	-	680	680
Repayment of note payable	(680)	-	(680)
Proceeds from sale of common stock	-	18,000	18,000

Net cash provided by (used in) financing activities	(2,111)	18,680	21,576

Net Increase (Decrease) in cash and cash equivalents	822	3,998	1,081

Cash and cash equivalents at beginning of period	259	-	-

Cash and cash equivalents at end of period	$1,081	$3,998	$1,081

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	24,000	-	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2011 or March 31, 2011.

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

As of December 31, 2011, the Company shipped product to a non-recurring customer.  Because collectability is not reasonably assured for the full amount of the sale, the Company only recorded revenue for the portion of this order collected at the time of this filing.   The Company will record the remaining revenue for this initial shipment once collectability is reasonably assured.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2011 or for the nine months ended December 31, 2011.

Recently Issued Accounting Pronouncements
None.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 2 – Going Concern

While the accompanying financial statements reflect net income from operations and a working capital surplus as of December 31, 2011, this is the result of a one-time transaction not indicative of future performance. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

All inventories on the Company’s balance sheet at December 31, 2011 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection and is recorded as inventory on the Company’s balance sheet until collectability is reasonably assured.

Note 4 – Deposit on Equipment

During the nine months ended December 31, 2011, the Company made a cash deposit of $41,253 for equipment.  As of the date of this report, the Company has not received the equipment.  At December 31, 2011 and March 31, 2011, deposit on equipment is as follows.

	December 31, 2011	March 31, 2011
Deposit on equipment	$41,253	$-

Note 5 – Related Party

From time to time the Company’s founder and CEO, Janet Somsen has advanced loans to the Company for operations at an 8% per annum interest rate, due on demand. The principal balances due were $3,576 and $5,007 at December 31, 2011 and March 31, 2011, respectively. In addition, accrued interest of $513 and $126 existed at December 31, 2011 and March 31, 2011, respectively.

On November 5, 2010, the Company issued 18,000,000 founder’s shares of common stock at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Note 6 – Note Payable, Officer

Officer loans consist of the following at December 31, 2011 and March 31, 2011, respectively:

	December 31, 2011	March 31, 2011

Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$3,576	$5,007

Total Officer Loans, Related Party	$3,576	$5,007

The Company recorded interest expense in the amount of $107 related to the officer loans for the three months ended December 31, 2011.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 7 – Stockholders’ Equity

On August 26, 2010, the founders of the Company established 90,000,000 authorized shares of common stock. Additionally, the Company founders established 10,000,000 authorized shares of preferred stock.

Common stock
On November 5, 2010, the Company issued 18,000,000 founder’s shares at the par value of $0.001 in exchange for proceeds of $18,000.

On November 28, 2011, the Company issued 250,000 shares of common stock at a value of $0.096 per share to a service provider as compensation.  The aggregate value of $24,000 was charged to operations during the nine months ended December 31, 2011.  The value of the shares was based on the fair market value of the services provided.

Note 8 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
December 31, 2011	Carrying Value December 31, 2011	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 9 – Concentrations

During the nine months ended December 31, 2011, one customer accounted for 100% of our revenues.  The loss of this customer could have a material adverse impact on the Company’s business.

Note 10 – Subsequent Events

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

We have established an internet website (www.zippybagsinc.com) where customers can purchase the snowboard carrying bag.

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

Results of Operations for the Three Months Ended December 31, 2011

Sales
The company delivered its’ initial shipment to their first customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the company has collected $110,000 related to this shipment and will recognize the remaining balance once collectability is reasonably assured.

Operating Expenses
Total operating expenses for three months ended December 31, 2011 were $41,732 consisting of $1,932 of general and administrative fees and $39,800 of professional fees.

Other (Income) Expenses
Other (income) expenses for the three months ended December 31, 2011 totaled $107, consisting of interest expense accrued on notes payable.

Net Loss
For the reasons above, net loss for the three months ended December 31, 2011 was $35,774.

Results of Operations for the Nine Months Ended December 31, 2011

Sales
The company delivered its’ initial shipment to their first customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the company has collected $110,000 related to this shipment.  Accordingly, the company recognized $102,948 of revenue for the nine months ended December 31, 2011 and will recognize the remaining balance once collectability is reasonably assured.

Operating Expenses
Total operating expenses for nine months ended December 31, 2011 were $53,681 consisting of $4,061 of general and administrative fees and $49,620 of professional fees
Other (Income) Expenses
Other (income) expenses for the nine months ended December 31, 2011 totaled $387, consisting of interest expense accrued on notes payable.

Net Income
Net income for the nine months ended December 31, 2011 was $4,230 and is primarily attributed to gross profit earned on the company’s initial shipment partially offset by general and administrative and professional fees.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at December 31, 2011.

December 31, 2011
Total Assets	$50,589

Accumulated (Deficit)	$(18,324)

Stockholders’ Equity	$23,676

Net Working Capital	$23,676

Since our inception on August 26, 2010, we have generated net loss of $18,324.  Our cash and cash equivalent balances were $1,081 and $259 at December 31, 2011 and March 31, 2011 respectively. On December 31, 2011, we had an accumulated deficit of $18,324 and total current liabilities were $26,913.

We have generated net cash from operating activities of $20,758 during the period of August 26, 2010 (date of inception) to December 31, 2011.

During the period of August 26, 2010 (date of inception) to December 31, 2011, we used $41,253 of cash for investing activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to December 31, 2011 was $18,000 as a result of the sale of eighteen million (18,000,000) shares of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPPY BAGS, INC.

Date: February 21, 2012	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)