Form 10-K
period 2012-03-31
Zippy Bags Inc.
filed 2012-07-16
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 333-173680

ZIPPY BAGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1844 South 3850 West #B, Salt Lake City, Utah 84104
(Address of principal executive offices)

(888) 890-5692
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐  Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 91,250,000 shares of common stock par value $0.001 as of June 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	Our current level of working capital;
●	Increased competitive pressures from existing competitors and new entrants;
●	Our ability to market our services to new subscribers;
●	Inability to locate additional revenue sources and integrate new revenue sources into our organization;
●	Adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	Changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	Consumer acceptance of price plans and bundled offering of our services;
●	Loss of customers or sales weakness;
●	Technological innovations;
●	Inability to efficiently manage our operations;
●	Inability to achieve future sales levels or other operating results;
●	Inability of management to effectively implement our strategies and business plan
●	Key management or other unanticipated personnel changes;
●	The unavailability of funds for capital expenditures; and
●	The other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

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

PART I

Item 1.    Description of Business

General Overview

We were incorporated in the State of Nevada on August 26, 2010 under the name of Zippy Bags, Inc.

Zippy Bags, Inc. (the “Company”, “Zippy”) is marketing for sale one carrying bag for snowboards under the name Zippy. The carrying bag is used to transport snowboards and protect them while being moved. Zippy Bags, Inc. is a development stage company with a limited history of development stage operations. Zippy Bags, Inc. has been marketing throughout the entire national and global markets.

Since its inception, on August 26, 2010, Zippy has incurred small losses to March 31, 2012.

Snowboard Carrying Bags

The snowboard carrying bag is a multi-functional carrying bag that can be used as a fanny-pack that is worn around the waist and then can be unzipped and, when rolled out, can be converted into a full length snowboard bag as an all in one, self-contained package. It is protection for a snowboard that allows the board to be stored with the bindings on or off. It can be used for transporting a snowboard to the slopes, to protect the car interior from edge cuts while in the bag, or can be mounted onto a roof top rack. The bag can then be folded back into itself and can be used as a fanny pack when the board is not in use.

The snowboard carrying bag is available in three sizes: 143 cm, 157 cm, and 169 cm. It is made of rugged 420 denier nylon pack cloth, comes with a removable and fully-adjustable-padded shoulder strap, fully adjustable waist strap, heavy-duty haul handles, two-way heavy-duty zippers and is urethane coated. The snowboard carrying bag is water, mildew, road grime and fade resistant. It has dual zippered pockets for carrying items such as gloves, goggles, keys, lunch, cell phone and/or wallet.

The snowboard carrying bag is available in six different color combinations: black/charcoal, chocolate brown/Texas tan, hunter green/charcoal, navy/charcoal, red/charcoal and royal blue/charcoal.

Organization within the Last Five Years

Zippy Bags, Inc. was founded in the State of Nevada on August 26, 2010. The Company is marketing its product through a combination of direct sales, referrals and networking within the industry. They are also preparing for the unveiling and launch of their new website. All of these marketing strategies will be used to generate revenues from the sale of the snowboard carrying bags.

At this time, the Company is marketing its one snowboard carrying bag to snowboard shops and outdoor retailers in the entire national and global markets. The Company is marketing its one snowboard carrying bag in a combination of direct sales, referrals and networking within the industry. To date the Company has generated one sale. A purchase order has been placed with Zippy for snowboard carrying bags which product was produced by Bike Bag International, Inc., a contract sewing facility who manufactured, packaged and delivered the finished product to the customer.

Over the next twelve months, Zippy Bags, Inc. plans to build out its reputation and network in the snowboard carrying bag industry, thereby attracting new customers. Currently the Company employs one employee, however as the Company grows, it plans to employ additional employees, as required.

Business Facilities

Zippy Bags, Inc. is located at 1844 South 3850 West Suite B #262 Salt Lake City, Utah 84104

The Company’s telephone number is 1-888-890-5692.

Internet Address

Our Internet address is http://www.Zippybagsinc.com

Unique Features of the Company

The Company is providing a snowboard carrying bag as an accessory for snowboards. Zippy expects to generate its corporate revenue from the sale of such snowboard carrying bags.

Overall Strategic Direction

The Company plans to establish its reputation in the snowboard carrying bag industry, thereby attracting new clients and building out its network of operations.

The Company aims to form long term working relationships with a number of snowboard stores and outdoor retailers throughout the entire national and global market.

Description of Products

Janet Somsen, CEO and Director of Zippy Bags, Inc, came up with the idea over the last two years of what she believes will be a successful snowboard carrying bag due to its unique quality and features.

Product Development:

In August of 2010, Ms. Somsen began working with Zippy Bags, Inc., located at 1844 South 3850 West Suite B # 262 Salt Lake City, Utah 84104.

The Company currently has patents pending on the Zippy Bags, Inc. products. They are denier pack cloth (a urethane coated poly-cotton blend material) bag specifications that have been created for Zippy Bags and are not similar to other snowboard carrying bag products. There are a wide variety of typical snowboard carrying bags available, but no other company offers a multi-functional or dual purpose product like the one that is being offered by Zippy Bags to the consumer, placing the product in a category of its own in the industry.

Manufacturing:

In October of 2010, Zippy Bags Inc. finalized the specifications for the Zippy Bag snowboard carrying bag with Bike Bag International, Inc. (a Sub-Contract Sewing Manufacturer). They contracted Bike Bag International, Inc. to produce their final orders. All materials including hardware, snaps and zippers are readily available from Bike Bag International, Inc. to complete the product. Bike Bag International, Inc. has advised Zippy Bags that they can manufacture each carrying bag for $65. Bike Bag International, Inc. has produced carrying bags for Zippy Bags at this time and Zippy Bags has a formal agreement in place for production of it snowboard bags with Bike Bag International, Inc.

Packaging:

Bike Bag International has advised Zippy that they can provide final fulfillment (packaging and shipping) for the carrying bag to the consumer in the following manner: Bike Bag International, Inc. will package each carrying bag for shipping for $3 plus the cost of the postage to the customer. Bike Bag International, Inc. can provide all packaging material needed in connection with Zippy Bags snowboard carrying bags. Bike Bag International, Inc. has packaged product for the Company thus far. Zippy Bags does have a formal agreement in place with Bike Bag International, Inc. to package and/or ship its bags.

Initial Sales Strategy:

We have established a one-prong sales approach; our approach utilizes direct sales through Janet Somsen. Our direct sales are being conducted by Ms. Somsen, who is currently marketing the product to national and global snowboard shops and outdoor retailers. The Company’s current marketing strategy consists of various Point of Sale material including display racks, posters and flyers developed by Ms. Somsen in the past year.

We intend to derive income from these sales and our goal is establish brand recognition.

Subsequent Sales Strategy:

The Company is also presently developing a marketing program to sell the snowboard carrying bag to the general public, through a combination of direct sales, referral and networking within the industry. The Company is currently educating snowboard carrying bag advertisers about our product and working to obtain sales by the ways discussed herein.

Features of Products and Services:

The Company believes that there is a role for companies that can provide quality products and service.

Our form of product may involve assisting a store in the following:

●	Delivery of only a small amount of product, when a snowboard shop does not have adequate storage space;
●	Delivery of large amounts of product to stores with large storage space.
●	The ability of the company to speak directly to snowboard and outdoor retail store managers about the product.

The Snowboard Carrying Bag Industry

Competition:

There are numerous companies and individuals who are currently engaged in the snowboard carrying bag industry and such business is extremely competitive. We believe the uniqueness of our product and the specialized nature of our design as well as corporate focus enables us to be a better long-term partner for our client base than that of a traditional snowboard carrying bag company.

The Company believes that by offering a highly unique and extremely well built snowboard carrying bag, we redefine snowboard gear protection and meet the transportation and storage needs of the consumer. Adding features and value not found anywhere else and then providing excellent client and customer service and satisfaction, will give us a large customer base. Nevertheless, many of our competitors have significantly greater financial and other resources available as well as greater managerial staff than we do and are therefore, in certain aspects, in a better position than we are to provide snowboard carrying bags. We therefore believe our ability to compete will be dependent upon many factors both within and outside our control, including, but not limited to, pricing as well as the market acceptance and timing acceptance of our snowboard carrying bags and service provided. We will face direct competition from a variety of companies, both online and as direct marketers.

Many of our existing and potential competitors, which will include online snowboard carrying bag businesses, are focusing more closely on internet based sales. These companies have longer operating histories, significantly greater financial backing, technical and marketing resources, greater name recognition and a larger established customer base than we will. Furthermore, there is a risk that larger financially sound companies which offer internet and direct sales may decide to use extremely low pricing, therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

Generally, competitors may be able to respond more quickly to new or emerging changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we will.

There can be no assurance that our potential competitors will not develop products comparable or superior to those that will be developed and offered by us or adapt more quickly than us to changing customer requirements, or that we will be able to timely and adequately complete the implementation, and appropriately maintain and enhance the operation, of our business model. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors, or that competitive pressures faced by us will not have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to compete against these snowboard carrying bag businesses such as the following:

Burton.com

Burton is an international company that manufactures an entire line of snowboards, snowboard bags, snowboard boots and bindings, clothing and accessories. They feature fifteen different models of snowboard bags.

Dakine.com

Dakine is a company that features eleven different models of snowboard bags that has been in this line of business since 1979.

Current Business Focus

The Company’s business focus is to market one snowboard carrying bag to snowboard stores and outdoor retailers in the national and global markets along with, at a reasonable price, to the largest percentage of the target market population as possible. The Company believes that the ability to deliver a product and consistency of service are main factors in fostering a repeat customer base, greater advisory network and reputation.

Advantages of Competitors over the Company

The Company believes the following are advantages that our competitors have over us. Their length of time in business, established customer base, financial backing, and name recognition are all advantages of the competition.

Customer Base:

Presently, the Company is developing an established regular customer base.

Financial Resources:

The Company believes that many of its competitors, such as Burton and Dakine, have at this time a significantly greater financial and/or other resources than we do and are, therefore, in certain respects, in a better position to provide snowboard carrying bags.

Our Competitive Advantages

Zippy Bags believes that, as a small company, its key competitive advantages will be its ability to respond more quickly than its larger competitors to future fads by quickly changing styles and colors and adapting to new snowboard shapes in manufacturing its snowboard carrying bags.

Experienced Management:

The Company believes that it has experienced management. Our sole Director and executive officer Ms. Somsen has over 30 years of experience in the management and business operations. The Company believes that her knowledge, relationships, reputation and management track record will help it to build and maintain its client base.

Performance:

The Company believes that its ability to provide quality snowboard carrying bags, service performance and service consistency is one of its key advantages. Through performance, the Company hopes to develop a repeat customer base and a reputation for quality products.

Niche Industry:

One distinct and competitive advantage that sets Zippy Bags apart from the other companies in the industry is that no one else offers anything similar to our product. This means that, although there are a wide variety of companies that produce and sell fanny-packs, and other companies offer just snowboard carrying bags, no other company offers a multi-functional or dual purpose product like ours that offers all of these features in one bag. This places us in a category of our own. Our snowboard carrying bags offer style, function and features not offered by our competitors.

Research and Development

The Company is involved in conducting future research and development activities. As research and development is required in the future, we will continue to rely on third party service providers.

Employees

Ms. Somsen is the sole Director, Chief Executive Officer, President, and Principal Executive Officer and Principal Financial Officer of Zippy Bags, Inc. At this time, we only have one employee, Ms. Somsen.

The Company plans to employ individuals on an as needed basis. The Company anticipates that it will need to hire additional employees as the business grows. In addition, the Company may expand the size of our Board of Directors in the future.

Janet Somsen received a one-time salary payment during the year ended March 31, 2012 but discontinued to receive any salary or benefits in any form.   Ms. Somsen is currently devoting more than 40 hours a week to the company.

Item 1A. Risk Factors.

Risks Related to Our Business

THE COMPANY HAS A LIMITED DEVELOPMENT STAGE OPERATING HISTORY UPON WHICH TO BASE AN EVALUATION OF ITS BUSINESS AND PROSPECTS. WE MAY NOT BE SUCCESSFUL IN OUR EFFORTS TO GROW OUR BUSINESS AND TO EARN INCREASED REVENUES. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have a limited history of development stage operations and we may not be successful in our efforts to grow our business and to earn revenues. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly startups in the snowboard carrying bag industry. As a result, management may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause net losses in a given period to be greater than expected. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

WE HAVE A HISTORY OF LOSSES. FUTURE LOSSES AND NEGATIVE CASH FLOW MAY LIMIT OR DELAY OUR ABILITY TO BECOME PROFITABLE. IT IS POSSIBLE THAT WE MAY NEVER ACHIEVE PROFITABILITY. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

We have yet to establish profitable production stage operations or a history of profitable production stage operations. We anticipate that we will continue to incur some development stage operating losses for an indefinite period of time due to the significant costs associated with the development of our business.

Since incorporation, we have expended financial resources on the development of our business. As a result, losses have been incurred since incorporation. Management expects to experience development stage operating losses and negative cash flow for the foreseeable future. Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel.

The Company’s ability to become profitable depends on its ability to generate and sustain sales while maintaining reasonable expense levels. If the Company does achieve profitability, it cannot be certain that it would be able to sustain or increase profitability on a quarterly or annual basis in the future. An investment in our securities represents significant risk and you may lose all or part of your entire investment.

Zippy is currently seeking additional financing in order to complete our business plan and operating strategy.

It is anticipated that we may need to obtain a loan from Janet Somsen to cover any additional costs and expenses.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We will need to obtain additional financing in order to complete our business plan because we currently do not have any income. We do not have any arrangements for financing and we may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us. If we do not obtain additional financing our business will fail.

Management anticipates that losses will continue to increase from current levels because the Company expects to incur additional costs and expenses related to: marketing and promotional activities; the possible addition of new personnel. It is anticipated that the costs associated with the activities mentioned above will be obtained by a loan from Janet Somsen. In the event that we are unable to secure such a loan from Ms. Somsen, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000.

It is anticipated that we may need to obtain a loan from Janet Somsen to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Ms. Somsen, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS WILL BE VOLATILE AND DIFFICULT TO PREDICT. IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE SIGNIFICANTLY.

Management expects both quarterly and annual development stage operating results to fluctuate in the future. Because our development stage operating results will be volatile and difficult to predict, in some future quarter our development stage operating results may fall below the expectations of securities analysts and investors. If this occurs, the trading price of our common stock may decline.

A number of factors will cause gross margins to fluctuate in future periods. Factors that may harm our business or cause our development stage operating results to fluctuate include the following: the inability to obtain new customers at reasonable cost; the ability of competitors to offer new or enhanced products; price competition; the failure to develop marketing relationships with key business partners; increases in our marketing and advertising costs; increased labor costs that can affect demand for our internet product; the amount and timing of production stage operating costs and capital expenditures relating to expansion of operations; a change to or changes to government regulations; a general economic slowdown. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE DEVELOPMENT STAGE OPERATIONS. AN INVESTMENT IN OUR SECURITIES REPRESENTS SIGNIFICANT RISK AND YOU MAY LOSE ALL OR PART OF YOUR ENTIRE INVESTMENT.

Our independent auditors noted in their report accompanying our financial statements for the period ended March 31, 2012 that we have losses from inception and limited operating resources.  As of March 31, 2012, we have a net loss from inception in the amount of $15,281. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At March 31, 2012, our cash on hand was $912. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

We will need additional capital to fully implement our business, operating and development plans. However, additional funding from an alternate source or sources may not be available to us on favorable terms, if at all. To the extent that money is raised through the sale of our securities, the issuance of those securities could result in dilution to our existing security holder. If we raise money through debt financing or bank loans, we may be required to secure the financing with some or all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

OUR CURRENT BUSINESS DEVELOPMENT STAGE OPERATIONS RELY HEAVILY UPON OUR KEY EMPLOYEE AND FOUNDER, MS. JANET SOMSEN.

We have been heavily dependent upon the expertise and management of Ms. Janet Somsen, our Chief Executive Officer and President, and our future performance will depend upon her continued services. The loss of Ms. Somsen’s services could seriously interrupt our business operations, and could have a very negative impact on our ability to fulfill our business plan and to carry out our existing development stage operations. The Company currently does not maintain key man life insurance on this individual. There can be no assurance that a suitable replacement could be found for her upon retirement, resignation, inability to act on our behalf, or death.

OUR FUTURE GROWTH MAY REQUIRE RECRUITMENT OF QUALIFIED EMPLOYEES.

In the event of our future growth in administration, marketing, and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our future success will depend to a large degree upon the active participation of our key officers and employees. There is no assurance that we will be able to employ qualified persons on acceptable terms. Lack of qualified employees may adversely affect our business development.

WE ARE HIGHLY RELIANT UPON THE MANUFACTURING CAPABILITIES OF BIKE BAG INTERNATIONAL, INC. OUR SUB-CONTRCATOR/MANUFACTURER, WITH WHOM WE HAVE AN AGREEMENT WITH AT THIS TIME.

Our Company is currently solely reliant on Bike Bag International, Inc. to manufacture our product. Should Bike Bag International, Inc. not manufacture our product as intended, we have secured another sub-contractor/manufacturer for future or additional production as the need may arise.

Risks Related to the Industry

SNOWBOARD CARRYING BAGS ARE COST COMPETITIVE AND IS CHARACTERIZED BY LOW FIXED COSTS. A REDUCTION IN COST FOR THE INDUSTRY COULD AFFECT THE DEMAND FOR OUR SNOWBOARD CARRYING BAGS.

The snowboard carrying bags sales industry is highly competitive and is characterized by a large number of competitors ranging from small to large companies with substantial resources. Many of our potential competitors have substantially larger customer bases, greater name recognition, greater reputation, and significantly greater financial and marketing resources than we do. In the future, aggressive marketing tactics implemented by our competitors could impact our limited financial resources and adversely affect our ability to compete in these markets.

Price competition exists in the snowboard carrying bag industry. There are many snowboard carrying bag companies that could discount their products which could result in lower revenues for the entire industry. A shortfall from expected revenue levels would have a significant impact on our potential to generate revenue and possibly cause our business to fail.

OUR DEVELOPMENT STAGE OPERATING RESULTS MAY FLUCTUATE DUE TO FACTORS WHICH ARE NOT WITHIN OUR CONTROL.

Our development stage operating results are expected to fluctuate in the future based on a number of factors, many of which are not in our control. Our development stage operating expenses primarily include marketing and general administrative expenses that are relatively fixed in the short-term. If our revenues are lower than we expect because demand for our one product diminishes, or if we experience an increase in defaults among distributors of our snowboard carrying bags, or for any other reasons, we may not be able to quickly return to acceptable revenue levels.

Because of the unique nature of our business and the fact that there are no comparable past business models to rely on, future factors that may adversely affect our business are difficult to forecast. Any shortfall in our revenues would have a direct impact on our business. In addition, fluctuations in our quarterly results could adversely affect the market price of our common stock in a manner unrelated to our long-term operating performance.

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short development stage operating history from inception (August 26, 2010) to March 31, 2012 for investors to evaluate the potential of our business development. We are continuing our attempts to try to market our product and to try to build a customer base for our product. We do not have any customers at this time.

●	Increase awareness of our brand name;
●	Develop an effective business plan;
●	Meet customer standards;
●	Implement advertising and marketing plan;
●	Attain customer loyalty;
●	Maintain current strategic relationships and develop new strategic relationships;
●	Respond effectively to competitive pressure;
●	Continue to develop and upgrade our product; and
●	Attract, retain and motivate qualified personnel.

Our future will depend on our ability to raise additional capital and bring our product to the marketplace, which requires careful planning to provide a product that meets customer standards without incurring unnecessary cost and expense.

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2012 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or other arrangements with corporate partners unknown of at this time.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. The sale of additional equity securities could result in dilution to our stockholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Zippy Bags will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had working capital deficit of $10,409 as of March 31, 2012.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company, which will negatively affect our business operations.

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $10,000.

It is anticipated that we may need to obtain a loan from Janet Somsen to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Ms. Somsen, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

THE LIMITED PUBLIC COMPANY EXPERIENCE OF OUR MANAGEMENT TEAM COULD ADVERSELY IMPACT OUR ABILITY TO COMPLY WITH THE REPORTING REQUIREMENTS OF U.S. SECURITIES LAWS.

Our management team has limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our senior management has never had sole responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Risks Related to the Ownership of Our Securities

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Ms. Janet Somsen beneficially owns 55% of our capital stock with voting rights. In this case, Ms. Somsen will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

THE OFFERING PRICE OF THE COMMON STOCK WAS ARBITRARILY DETERMINED, AND THEREFORE SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO OUR ACTUAL VALUE, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.001 per share for the shares of common stock was arbitrarily determined. The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market. The offering price bears no relationship to the book value; assets or earnings of our company or any other recognized criteria of value. The offering price should not be regarded as an indicator of the future market price of the securities.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 250,000,000 shares of capital stock consisting of 240,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes.

OUR COMMON STOCK IS CONSIDERED PENNY STOCKS, WHICH MAY BE SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT OUR COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Item 2.    Properties.

Zippy Bag Inc. is currently located at 1844 South 3850 West #B, Salt Lake City, Utah 84104. There are currently no proposed programs for renovation, improvement or development of the facility currently in use. The company telephone number is: 1-(888) 890-5692

Item 3.    Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our securities are not listed on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. Although we are not required to deliver an annual report to security holders, the Company intends to provide an annual report to our security holders, which will include audited financial statements.

(b) Holders of Common Stock

We are authorized to issue 240,000,000 shares of common stock, $0.001 par value per share. Currently we have 91,250,000 shares of common stock issued and outstanding.  As of March 31, 2012 there were approximately twenty-eight (28) shareholders of the Company’s common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

(c) Dividends

Zippy Bags, Inc. has never paid dividends on its Common Stock. Zippy Bags, Inc. intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2012, the Company did not have any equity compensation plans.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Zippy Bags, Inc. was founded in the State of Nevada on August 26, 2010. The Company is presently marketing a snowboard carrying bag to the general public. The Company is marketing Zippy through a combination of direct sales, referrals and networking within the industry. They are also preparing for the unveiling and launch of their new website. All of these marketing strategies will be used to generate revenues from the sale of the snowboard carrying bags.

The Company has adopted a fiscal year end of March 31.

We established an internet site in May of 2011 where customers can purchase the snowboard carrying bag.

At this time, the Company is marketing its one snowboard carrying bag to snowboard shops and outdoor retailers in the entire national and global markets. The Company is marketing its one snowboard carrying bag in a combination of direct sales, referrals and networking within the industry. To date the Company has generated one sale. A purchase order has been placed with Zippy for snowboard carrying bags which product was produced by Bike Bag International, Inc., a contract sewing facility who manufactured, packaged and delivered the finished product to the customer.
 We have determined that the price of our product should be commensurate with the relative cost to have the product manufactured and packaged and shipped by outside vendors, including an estimated 40% gross profit margin, resulting in a selling price of $100 to $150 per snowboard bag. If these prices are incorrect it could result in an operating loss for us.

Over the next twelve months, Zippy Bags, Inc. plans to build out its reputation and network in the snowboard carrying bag industry, thereby attracting new customers. Currently the Company employs one employee, however as the Company grows, it plans to employ additional employees, as required.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $2,500 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

If we are successful in our efforts to raise the $75,000, our twelve month operating plan shall be as follows (We would not move into our operations phase until we have established our internet site to sell our snowboard carrying bags even if we are successful in our efforts to raise the $75,000 of capital).

·
The implementation of our direct sales model through Ms. Somsen through the commencement of sales will cost at least $75,000. We will allocate $35,000 toward marketing materials which include flyers, brochures, direct marketing DVD’s and mailing costs. The company intends to allocate the $35,000 for Marketing as soon as the $75,000 is raised.

·
·
Software and hardware to develop an internet site will cost the company at least $10,000. As a snowboard carrying bag company continued improvements and upgrades will be required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system creation. The company intends to allocate these funds within four months of the funds becoming available.

·
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the company at least $15,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover audit fees, legal fees associated with the offering and all other management expenses such as those from industry consultants and advisors. The company intends to pay its legal and accounting and all other management fees as they become due.

INITIAL SALES STRATEGY

We have established a one-prong sales approach; our approach utilizes direct sales through Janet Somsen. Our direct sales are being conducted by Ms. Somsen, who is currently marketing the product to national and global snowboard shops and outdoor retailers. The Company’s current marketing strategy consists of various Point of Sale material including display racks, posters and flyers developed by Ms. Somsen in the past year.

We intend to derive income from these sales and our goal is establish brand recognition.

SUBSEQUENT SALES STRATEGY

The Company has commence marketing one snowboard carrying bag to the general public, through a combination of direct sales, referral and networking within the industry. The Company is presently developing its marketing program for snowboard carrying bag to the general public.  We also intend to market our product through our website: www.Zipppybagsinc.com.  Zippy Bags, Inc. is considered a development stage company because it has not commenced its major operations.  The Company has achieved limited revenue in connection with its business to date.  As a result, we are a startup company, which means we have a limited operating history, and are at a competitive disadvantage.

The Company will begin to position itself to be able to market their product line to both the wholesale and retail markets. We will accomplish our wholesale market strategy through direct contacts with major distributors at trade shows such as the SnowSport Industries America show (“SIA”) and by utilizing independent factory representatives in the field who will offer our products. The Company will also attend, as well as sponsor snowboarding events. We also intend to aggressively contact amateur and professional snowboarders to help promote our product line.

Results of Operations for the Years Ended March 31, 2012 and March 31, 2011, and the period from Inception (August 26, 2010) to March 31, 2012.

This discussion may contain forward looking-statements that involve risks and uncertainties.  Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Sales
Revenue for the year ended March 31, 2012 was $102,948 compared to $0 during year ended March 31, 2011.  Revenue was $102,948 for the period from inception (August 26, 2010) to March 31, 2012.  During the current year ended March 31, 2012, the Company had one sale to one customer in the amount of $102,948.  This sale should not be considered an indication of future sales, and the Company has no assurance that this customer will have a need for the Company’s products in the future.

Cost of Goods Sold
Cost of goods sold for the year ended March 31, 2012 was $30,106 compared to $0 during the year ended March 31, 2011.  Cost of goods sold were $30,106 for the period from inception (August 26, 2010) through March 31, 2012.  Cost of sales consisted of the costs associated with the Company’s single sale of its product to a single customer. Cost of sales for the period should not be considered an indicator of future levels of cost of sales as the manufacture of these products was outsourced; the Company intends to manufacture its products internally in the future.

General and Administrative Expenses
General and administrative expenses were $5,903 during the year ended March 31, 2012, an increase of $5,186 compared to $717 during the prior year, and $6,620 for the period from inception (August 26, 2010) to March 31, 2012.  General and administrative expenses consist primarily of a one-time salary payment to Ms. Somsen, filing fees, and bank charges.

Professional Fees
Professional fees were $52,774 for the year ended March 31, 2012, an increase of $30,774 compared to $22,000 for the prior year.  Professional fees were $74,774 for the period from inception (August 26, 2010) to March 31, 2012.   Professional fees consist primarily of consulting, legal, and accounting fees.

Interest Income
Interest income was $0 during the year ended March 31, 2012 compared to $295 during the prior period. Interest income was $295 from the period of inception (August 26, 2010) to March 31, 2012.  Interest income consists of interest earned on a related party loan.

Interest Expense
Interest expense was $500 for the year ended March 31, 2012 compared to $132 during the prior period. Interest expense was $632 from the period of inception (August 26, 2010) to March 31, 2012.  Interest expense consists of interest on the company’s notes payable

Liquidity and Capital Resources

We believe that our existing sources of liquidity will not be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months. In the event the Company is unable to achieve profitable operations in the near term, it may require additional equity and/or debt financing, or reduce expenses, including officer’s compensation, to reduce such losses. However, we cannot assure that such financing will be available to us on favorable terms, or at all. We will continue to monitor our expenditures and cash flow position and we are presently debt free, but at some time in the future we may need to obtain additional financing to complete our business plan. There is no assurance that we will be able to obtain such financing if needed and the failure to do so could negatively impact the viability of our company to continue with this business and the business may fail.

Since our inception on August 26, 2010, we have incurred a net loss of $15,281.  Our cash balance was $912 at March 31, 2012. On March 31, 2012, we had an accumulated deficit of $15,281 and total current liabilities of $19,576.

During the year ended March 31, 2012, we generated $40,018 in cash from operating activities compared to using $23,428 in cash by operating activities during the prior year. During the period of August 26, 2010 (date of inception) to March 31, 2012, we generated $16,590 cash from operating activities.

Investing Activities

Cash used in investing activities was $41,253 during the year ended March 31, 2012. This amount was use for making a deposit on manufacturing equipment.  There was no cash used in investing activities during the prior year.  For the period from inception (August 26, 2010) to March 31, 2012, cash used in investing activities was $41,253.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to March 31, 2012 was $18,000 as a result of the sale of ninety million (90,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen in August 2010. We also received proceeds of $9,819 and $699 from related parties, Janet Somsen CEO and BK Consulting & Associates, P.C., respectively, in exchange for an unsecured promissory notes carrying 8% interest, due on demand. During the year ended March 31, 2012, the Company repaid $7,950 and $680 to related parties, Janet Somsen CEO and BK Consulting & Associates, P.C., respectively.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Additional Disclosure of Outstanding Share Data

We have 10,000,000 shares of preferred stock authorized, and 240,000,000 shares of common stock authorized.

As of March 31, 2012, we had no shares of preferred stock and 91,250,000 shares (post-split) of common stock issued and outstanding.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next six months, estimated to be approximately $6,000, is through generating revenue from the sale of snowboarding carrying bags, sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not, however, anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all. We are currently incurring operating deficits that are expected to continue for the foreseeable future.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to conduct our day-to-day operations, and to fully execute our business plan. We will raise the capital necessary to fund our business through a subsequent offering of equity securities. Additional financing, whether through public or private equity or debt financing, arrangements with security holders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Additionally, the Company may have to reduce expenses, including Company officer compensation, if the Company is unable to achieve profitable operations in the near term.

Management feels the Company’s continuation as a going concern depends upon its ability to obtain additional sources of capital and financing. Specifically, management intends to raise additional permanent capital through debt instruments such as bank loans, or private financing. The goal of this effort is to provide working capital for the next year. Our twelve month operating plan is dependent on raising additional permanent capital through debt instruments such as bank loans, or private financing in the amount of $75,000. Presently we do not have any existing sources or plans for financing.

If we are successful in our efforts to raise the $75,000, our twelve month operating plan will be as follows (We would not move into our operations phase until we have established our internet site to sell our snowboard carrying bags).

●
The implementation of our direct sales model through Ms. Somsen through the commencement of sales will cost at least $75,000. We will allocate $35,000 toward marketing materials which include flyers, brochures, direct marketing DVD’s and mailing costs. The company intends to allocate the $35,000 for Marketing as soon as the $75,000 is raised.

●	$10,000 towards costs associated with public company reporting requirements, and $5,000 related to expenses associated with newly applicable corporate governance requirements
●
Software and hardware to develop an internet site will cost the company at least $10,000. As a snowboard carrying bag company continued improvements and upgrades will be required. User features and website content updates are vital to continued visitations by online users. This cost signifies the system creation. The company intends to allocate these funds within four months of the funds becoming available.

●
Program administration and working capital expenses until such time as there are sufficient sales to cash-flow operations will cost the company at least $15,000. This is the necessary working capital to fund operations until such time as revenues exceed expenses. This will cover audit fees, legal fees associated with the offering and all other management expenses such as those from industry consultants and advisors. The company intends to pay its legal and accounting and all other management fees as they become due.

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

Expected Purchase or Sale of Significant Equipment

During the year ended March 31, 2012 the Company has paid a deposit of $41,253 on the purchase of equipment.

Inflation

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on the continuing operations.

We are paying the expenses of the offering because we seek to (i) become a reporting company with the Commission under the Securities Exchange Act of 1934 (the "1934 Act"); and (ii) enable our common stock to be traded on the OTC Bulletin Board. We believe that the registration of the resale of shares on behalf of our existing security holders may facilitate the development of a public market in our common stock if our common stock is approved for trading on the OTC Bulletin Board.

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

Revenue Recognition

Sales are recorded when products are shipped to customers and collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales for which payment has been received, but delivery has not occurred. To date the Company has generated one sale.

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from August 26, 2010 (Inception) through March 31, 2012.

FASB ASC 718-10-30-2 requires measurement of all employee share-based payments awards using a fair-value method. When a grant date for fair value is determined we will use the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted is calculated using the simplified method. The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We will estimate the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which the Company has data. We will use judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.

FASB ASC 718-10-30-2 requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to its stock-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute its stock-based compensation cost, or if different assumptions had been used, we may record too much or too little share-based compensation cost. The Company recognizes expense using the straight-line attribution method.

Plan of Operation

We will not receive any proceeds from the sale of shares under this prospectus. Our continued existence is dependent upon our ability to obtain additional financing. Our capital requirements for the next twelve months will continue to be significant.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations and will need to obtain additional financing to operate our business for the next twelve months. Zippy Bags, Inc. will continue to develop its marketing program for its snowboard carrying bags. The Company will need additional capital of $75,000 for marketing and sales and working capital associated with Zippy over the next year. The Company intends to create a client base within this twelve month time frame. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended March 31, 2012, stating that our net loss from inception $15,281, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this prospectus do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zippy Bags, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zippy Bags, Inc..(A Development Stage Company) as of March 31, 2012 and March 31, 2011,  and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended March 31, 2012 and the period from inception (August 26, 2010) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2012 and March 31, 2011, and the results of its operations and cash flows for the year ended March 31, 2012 and the period from inception on August 26, 2010 through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company has an accumulated deficit of $15,281, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

 www.mkacpas.com

Houston, Texas

July 16, 2012

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011
ASSETS
Current assets

Cash	$912	$259
Inventory	8,255	-
Prepaid expenses and other receivables	-	1,000
Total Current Assets	9,167	1,259

Long-term assets
Deposit on Equipment	37,128	-
Total Assets	46,295	1,259

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable	$2,056	$-
Sales tax payable	7,052	-
Income tax payable	2,267	-
Accrued Interest	626	126
Note payable, related party	7,575	5,687
Total current liabilities	19,576	5,813

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2012 and 2011, respectively	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 91,250,000 and 90,000,000 shares issued and outstanding (post-split) as of March 31, 2012 and 2011, respectively	91,250	90,000
Additional paid in capital	(49,250)	(72,000)
Retained earnings (deficit) accumulated during the development stage	(15,281)	(22,554)
Total (deficiency in) stockholder's equity	26,719	(4,554)

Total liabilities and (deficiency in) stockholders' equity	$46,295	$1,259

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

		August 26,	August 26,
	For the	2010	2010
	Year Ended	(inception) to	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$102,948	$-	$102,948

Cost of revenue	30,106	-	30,106

Gross profit	72,842	-	72,842

Operating expenses:
General and administrative	5,903	717	6,620
Professional Fees	52,774	22,000	74,774

Total operating expenses	58,677	22,717	81,394

Net Operating Income (Loss)	14,165	(22,717)	(8,552)

Other income (expense):
Impairment loss on equipment	(4,125)	-	(4,125)
Interest income	-	295	295
Interest expense	(500)	(132)	(632)
Total other income (expense)	(4,625)	163	(4,462)

Income (Loss) before provision for income taxes	9,540	(22,554)	(13,014)

Provision for income taxes	2,267	-	2,267

Net income (loss)	$7,273	$(22,554)	$(15,281)

Net income (loss) per share – basic (post-split)	$0.00	$(0.00)

Net income (loss) per share – diluted (post-split)	$0.00	$(0.00)

Weighted average shares outstanding – basic (post-split)	90,423,497	90,000,000

Weighted average shares outstanding – diluted (post-split)	90,423,497	90,000,000

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From date of inception (August 26, 2010) to March 31, 2012

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	90,000,000	$90,000	$(72,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	90,000,000	$90,000	$(72,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	1,250,000	1,250	22,750	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	91,250,000	$91,250	$(49,250)	$(15,281)	$26,719

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

		August 26,	August 26,
	For the	2010	2010
	Year Ended	(inception) to	(inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,273	$(22,554)	$(15,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on equipment	4,125		4,125
Common Stock issued for services	24,000	-	24,000
Changes in assets and liabilities:
Inventory	(8,255)	-	(8,255)
Prepaid expense and other receivables	1000	(1,000)	-
Accounts Payable	2,056	-	2,056
Sales tax payable	7,052	-	7,052
Income tax payable	2,267	-	2,267
Accrued Interest, related party	500	126	626

Net cash provided by (used in) operating activities	40,018	(23,428)	16,590

CASH FLOWS FROM INVESTING ACTIVITIES
Due from officers	-		-
Deposit on Equipment	(41,253)	-	(41,253)

Net cash provided by (used in) investing activities	(41,253)	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	10,518	5,007	15,525
Repayments of officer loans, related party	(8,630)	-	(8,630)
Proceeds from notes payable		680	680
Proceeds from sale of common stock	-	18,000	18,000

Net cash provided by (used in) financing activities	1,888	23,687	25,575

Net Increase (Decrease) in cash and cash equivalents	653	259	912

Cash and cash equivalents at beginning of period	259	-	-

Cash and cash equivalents at end of period	$912	$259	$912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$32	$6	$38
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	24,000	-	24,000

See notes to consolidated financial statements.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2012.

Inventory
Inventory is valued at the lower of cost or market and is determined by the first-in, first-out method.

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

Revenue Recognition
Revenues from fixed price contracts and cost-plus-fee contracts are recognized as services are performed. Revenue is recognized at the time of sale if collectability is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic and Diluted Loss per Share
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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2012.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $15,281 as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

All inventories on the Company’s balance sheet at March 31, 2012 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection.  The unpaid portion is listed as inventories on consignment in the amount of $30,164 and is recorded at cost as inventory on the Company’s balance sheet until collectability is reasonably assured.  At March 31, 2012 and 2011 inventory is as follows:

	March 31, 2012	March 31, 2011
Inventory	$8,255	$-

Note 4 – Deposit on Equipment

During the year ended March 31, 2012, the Company made a cash deposit of $41,253 for equipment.  During the year ended March 31, 2012, the Company recorded an impairment on the deposit of equipment of $4,125.  The impairment was based on the non-refundable portion of the deposit.  As of the date of this report, the Company has not received the equipment.  At March 31, 2012 and 2011, deposit on equipment is as follows:

	March 31, 2012	March 31, 2011
Deposit on equipment	$41,253	$-
Impairment on deposit	(4,125)	-
Deposit on equipment, net	37,128	-

Note 5 – Related Party Transactions

From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   The principal balance due were $699 and $680 at March 31, 2012 and 2011, respectively.  In addition, accrued interest of $8 and $32 existed at March 31, 2012 and 2011, respectively.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $5,007, at March 31, 2012 and 2011.  In addition, accrued interest in the amount of $618 and $94 existed at March 31, 2012 and 2011, bearing interest at 8% and due on demand from the Company’s founder and CEO, Janet Somsen.

On November 5, 2010, the Company issued 90,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Note 6 – Notes Payable, Related Party

Officer Loans
Officer loans consist of the following at March 31, 2012 and 2011, respectively:

	March 31, 2012	March 31, 2011

Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$6,876	$5,007

Total Officer Loans, Related Party	$6,876	$5,007

The Company recorded interest expense in the amount of $500 related to the officer loans for the year ended March 31, 2012.

Other Related Party Loans
From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   The principal balance due were $699 and $680 at March 31, 2012 and 2011, respectively.  In addition, accrued interest of $8 and $32 existed at March 31, 2012 and 2011, respectively.

Note 7 – Stockholder’s Equity

Stock-split
On February 24, 2012 the Company approved a 5 for 1 forward stock split of the Company’s common stock.  All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 5 for 1 stock split.

Shares Authorized
On August 26, 2010, the Company’s certificate of incorporation authorized 90,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.  On March 27, 2012, the Company amended its certificate of incorporation to increase the t authorized capital of the Company to 250,000,000 shares consisting of: (i) 240,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share

On November 5, 2010, the Company issued 90,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000.

On November 28, 2011, the Company issued 1,250,000 shares of common stock (post-split) at a value of $0.0192 per share to a service provider as compensation.  The aggregate value of $24,000 was charged to operations during the year ended March 31, 2012.  The value of the shares was based on the fair market value of the services provided.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
March 31, 2012	Carrying Value March 31, 2012	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 9 – Revenue

During the year ended March 31, 2012 one customer accounted for 100% of our revenue.  The Company delivered its’ initial shipment to the customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the Company has collected $110,000 related to this shipment.  Accordingly, the Company recognized $102,948 of revenue for the year ended March 31, 2012.

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the year ended March 31, 2012, and the period from August 26, 2010 (inception) to March 31, 2011, respectively, the Company produced net operating income (losses) before provision for income taxes of $9,540, and ($22,554) respectively, accordingly, a provision for income taxes of $2,267 has been recorded.

The federal and state income tax provision (benefit) is summarized as follows:

	For the year ended
	March 31,
	2012	2011
Current Expense
Federal income tax expense (benefit)	$2,267	$-

Deferred Taxes
Federal income tax	-	7,894
Less: valuation allowance	-	(7,894)
Total Deferred Taxes	-	-

Total income tax expense	$2,267	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that future net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2011.

Note 11 – Subsequent Events

There are no subsequent events to disclose through the date of this filing.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements regarding accounting and financial disclosure matters with our independent certified public accountants.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and directors as of March 31, 2012. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Janet Somsen	59	Chief Executive Officer, President, Chief Financial Officer, Secretary	August 26, 2010

Executive Officers

The Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, sole Director and the selling security holder Janet Somsen is the "Promoter” within the meaning of Rule 405 of Regulation C.

Board of Directors

Janet Somsen

The Directors will hold office until the next annual meeting of the security holders following their election and until their successors have been elected and qualified. The Board of Directors appoints Officers. Officers hold office until the next annual meeting of our Board of Directors following their appointment and until successors have been appointed and qualified.

MANAGEMENT BIOGRAPHIES

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Janet Somsen; Chief Executive Officer, President, Chief Financial Officer

Ms. Janet Somsen, aged 59, is the Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. She was appointed on August 26, 2010 and is responsible for overseeing all aspects of the company.

Janet Somsen worked for Bike Bag International, Inc., from 1992 to 1998 as Vice President of R&D and manufacturing. Bike Bag was involved in the sporting goods soft goods industry until they were sold to Hoyt Easton. She then worked for Domino’s Pizza Corporation as Assistant Manager of product fulfillment from 1998 until 2004. She was CEO and President of C-Essna, Inc., from 2004 until 2008, at which time she pursued her lifetime dream of overseeing her own company providing specialized products to the snowboarding industry and forming Zippy Bags, DBA. In 2010, Mr. Somsen incorporated Zippy Bags, Inc., and became President and CEO of the Company.

AUDIT COMMITTEE

The Company does not presently have an Audit Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

The Audit Committee will be empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of the Company, to provide to the Board of Directors (the "Board") the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

COMPENSATION COMMITTEE

The Company does not presently have a Compensation Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of the Company, including stock compensation, and bonus compensation to all employees.

INDEPENDENT DIRECTOR/CORPORATE GOVERNANCE COMMITTEE

Our Board of Directors currently consists of only Janet Somsen. We are not a “listed company” under SEC rules and therefore are not required to have separate committees comprised of independent directors. We do not have independent director(s) at this time.

The Company does not presently have a Corporate Governance Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. The Company intends to increase the size of its Board in the future, at which time it may appoint a Corporate Governance Committee.

The Corporate Governance Committee will be responsible for reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our Board of Directors concerning corporate governance matters.

NOMINATING COMMITTEE

The Company does not have a Nominating Committee and the full Board acts in such capacity.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers and persons who beneficially own more than ten percent (10%) of a registered class of its equity securities, file with the SEC reports of ownership and changes in ownership of its common stock and other equity securities. Executive officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that to date, all filing requirements applicable to its executive officers, directors, and greater than ten percent (10%) beneficial owners were met.

EMPLOYMENT AGREEMENTS

To date, the Company has no employment agreements in effect with its Principal Executive Officer. We do not pay compensation to our Director for attendance at meetings. We will reimburse Directors for reasonable expenses incurred during the course of their performance.

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation from August 26, 2010 (inception) to March 31, 2012.

SUMMARY COMPENSATION TABLE

			OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED		YEAR	SALARY $	BONUS $

Janet Somsen	Chief Executive Officer, President, Chief Financial Officer	(a)	2011	$-0-	$-0-
		(b)	2012	$1,800	$-0-

(a) From the period of inception (August 26, 2010) through March 31, 2011
(b) For the twelve months ended March 31, 2012

The following table sets forth all the remuneration of our Director and Officers for the period from inception on August 26, 2010, through to the end of the period on March 31, 2012:

NAME OF INDIVIDUAL	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	AGGREGATE CASH REMUNERATION

Janet Somsen	Chief Executive Officer, President, Chief Financial Officer	$1,800
Total	All Officers and Directors	$1,800

COMPENSATION OF DIRECTORS

Directors do not currently receive compensation for their services as directors, but we plan to reimburse them for expenses incurred in attending board meetings.

STOCK INCENTIVE PLAN

At present, we do not have a stock incentive plan in place. We have not granted any options to Directors and Officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding beneficial ownership of our securities by: (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting securities; (ii) each of our directors and executive officers; and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, our address is: 3464 South 7495 West, Magna, Utah 84044. The Company's telephone number is: 1-888-449-4779.

As of March 31, 2012, there were a total of 91,250,000 shares (post-split) of common stock issued and outstanding.

(1) This table is based on 91,250,000 shares (post-split) of common stock outstanding.

As of the date of this prospectus, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Janet Somsen, 3463 South Magnolia Dr.	50,000,000	54.8%
	Magna, UT 84044
Common Stock	BK Consulting Inc, 1844 S. 3850 W.	10,625,000	11.6%
	Salt Lake City, UT 84104
Common Stock	Richard Ronan, 3464 South Magnolia Dr.	5,500,000	6.0%
	Magna, UT 84044
Common Stock	All executive officers and directors as a group	50,000,000	54.8%

Item 13 . Certain Relationships and Related Transactions, and Director Independence.

From time to time the Company’s founder and CEO, Janet Somsen, has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $6,876 and $5,007 at March 31, 2012 and 2011, respectively. In addition, accrued interest of $618 and $94 was owed to Ms. Somsen at March 31, 2012 and 2011,

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended March 31, 2012 and March 31, 2011.

	March 31,	March 31,
	2012	2011
Audit fees:
M&K CPAS, PLLC	$7,950	$4,500
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,950	$4,500

PART IV

Item 15.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Amendment to Registration Statement to be signed on its behalf by the undersigned; thereunto duly authorized, in Salt Lake City, Utah, on this 16 day of July, 2012.

ZIPPY BAGS, INC.

By:	/s/ Janet Somsen
Janet Somsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janet Somsen	President, Chief Executive Officer and Director (Principal Executive Officer)	July 16, 2012
Janet Somsen	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document