Form 10-Q
period 2012-06-30
Zippy Bags Inc.
filed 2012-08-17
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
(Registrant’s telephone number)

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 91,250,000 (post-split) shares of $0.001 par value common stock outstanding as of August 7, 2012.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2011

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012	4
	Condensed Statements of Operations for Three Months ended June 30, 2012 and 2011, and the period from August 26, 2010 (inception) to June 30, 2011 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to June 30, 2012 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months ended June 30, 2012 and 2011, and the period from August 26, 2010 (inception) to June 30, 2012 (unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	June, 30	March 31,
	2012	2012
ASSETS
Current assets
Cash	$876	$912
Inventory	8,255	8,255

Total Current Assets	9,131	9,167
Long-term assets
Deposit on Equipment	37,128	37,128
Total Assets	46,259	46,295

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,309	$2,056
Sales tax payable	7,052	7,052
Income tax payable	2,267	2,267
Accrued expense	746	-
Accrued Interest, related party	796	626
Note payable, related party	10,401	7,575

Total current liabilities	22,571	19,576

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 91,250,000 shares issued and outstanding as of June 30, 2012 and March 31, 2012, respectively	91,250	91,250
Additional paid in capital	(49,250)	(49,250)
Retained earnings (deficit) accumulated during the development stage	(18,312)	(15,281)
Total (deficiency in) stockholders' equity	23,688	26,719

Total liabilities and (deficiency in) stockholders' equity	$46,259	$46,295

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	August 26, 2010
	Three Months Ended	Three Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012

Revenue	-	$-	$102,948

Cost of revenue	-	-	30,106

Gross profit	-	-	72,842

Operating expenses:
General and administrative	2,861	805	9,481
Professional Fees	-	6,070	74,774

Total operating expenses	2,861	6,875	84,255

Net Operating Income (Loss)	(2,861)	(6,875)	(11,413)

Other income (expense):
Impairment loss on equipment	-	-	(4,125)
Interest income	-	-	295
Interest expense	(170)	(48)	(802)
Total other income (expense)	(170)	(48)	(4,632)

Income (Loss) before provision for income taxes	(3,031)	(6,923)	(16,045)

Provision for income taxes	-	-	2,267

Net income (loss)	$(3,031)	$(6,923)	$(18,312)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	91,250,000	90,000,000

Weighted average shares outstanding - diluted	91,250,000	90,000,000

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	90,000,000	$90,000	$(72,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	90,000,000	$90,000	$(72,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	1,250,000	1,250	22,750	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	91,250,000	$91,250	$(49,250)	$(15,281)	$26,719

Net income (loss) for the three months ended June 30, 2012	-	-	-	-	-	(3,031)	(3,031)

Balance, June 30, 2012	-	$-	91,250,000	$91,250	$(49,250)	$(18,312)	$23,688

See accompanying notes to these financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	For the	August 26, 2010
	Three Months Ended	Three Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,031)	$(6,923)	$(18,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on equipment	-	-	4,125
Common Stock issued for services	-	-	24,000
Changes in assets and liabilities:
Inventory	-	(38,361)	(8,255)
Prepaid expense and other receivables	-	1,000	-
Accounts Payable	(747)	38,361	1,309
Sales tax payable	-	-	7,052
Income tax payable	-	-	2,267
Accrued expenses	746	3,750	746
Accrued Interest, related party	170	48	796

Net cash provided by (used in) operating activities	(2,862)	(2,125)	13,728

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on Equipment	-	-	(41,253)

Net cash provided by (used in) investing activities	-	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans, related party	2,826	2,769	18,351
Repayments of officer loans, related party	-	(680)	(8,630)
Proceeds from notes payable	-	-	680
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	2,826	2,089	28,401

Net Increase (Decrease) in cash and cash equivalents	(36)	(36)	876

Cash and cash equivalents at beginning of period	912	259	-

Cash and cash equivalents at end of period	$876	$223	$876

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$38
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued for services	-	-	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2012.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the three months ended June 30, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $18,312 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
Note 3 – Inventory

All inventories on the Company’s balance sheet at June 30, 2012 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection.  The unpaid portion is listed as inventories on consignment in the amount of $30,164 and is recorded at cost as inventory on the Company’s balance sheet until collectability is reasonably assured.  At June 30, 2012 and March 31, 2012 inventory is as follows:

	June 30, 2012	March 31, 2012
Inventory	$8,255	$8,255

Note 4 – Deposit on Equipment

At June 30, 2012 and March 31, 2012, deposit on equipment is as follows:

	June 30, 2012	March 31, 2012
Deposit on equipment	$37,128	$41,253
Impairment on deposit	-	(4,125)
Deposit on equipment, net	37,128	37,128

During fiscal year 2012, Company made 50% deposit on equipment.  As of March 31, 2012, 10% of the deposit was not refundable per vendor of the equipment.  Company recorded impairment expense for the non-refundable deposit as of March 31, 2012.  As of the date of this report, the Company has not received the equipment.

Note 5 – Related Party Transactions

From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Related party transactions consist of the following at June 30, 2012 and March 31, 2012, respectively:

	June 30, 2012		March 31, 2012
	Notes Payable	Accrued Interest	Notes Payable	Accrued Interest
Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$6,876	$755	$6,876	$618

Promissory notes to BK Consulting & Associates, P.C., carry an 8% interest rate, due on demand	$3,525	$41	$699	$8

Notes Payable, Related Party	$10,401	$796	$7,575	$626

The Company recorded interest expense in the amount of $170 related to the related party loans for the three months ended June 30, 2012.

On November 5, 2010, the Company issued 90,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Note 6 – Stockholder’s Equity

Stock-split
On February 24, 2012 the Company approved a 5 for 1 forward stock split of the Company’s common stock.  All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 5 for 1 stock split.

Shares Authorized
On August 26, 2010, the Company’s certificate of incorporation authorized 90,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.  On March 27, 2012, the Company amended its certificate of incorporation to increase the t authorized capital of the Company to 250,000,000 shares (post-split) consisting of: (i) 240,000,000 shares (post-split) of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share

Shares Issued
On November 5, 2010, the Company issued 90,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000.

On November 28, 2011, the Company issued 1,250,000 shares of common stock (post-split) at a value of $0.0192 per share (post-split) to a service provider as compensation.  The aggregate value of $24,000 was charged to operations during the year ended March 31, 2012.  The value of the shares was based on the fair market value of the services provided.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
June 30, 2012	Carrying Value June 30, 2012	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 8 – Revenue

Since inception (August 26, 2010) through year June 30, 2012 one customer accounted for 100% of our revenue.  The Company delivered its’ initial shipment to the customer in June 2011, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the Company has collected $110,000 related to this shipment.  Accordingly, the Company recognized $102,948 of revenue during the year ended March 31, 2012.  During the three months ended June 30, 2012 and 2011 the company recorded no revenue.

Note 9 – Subsequent Events

During the month ended, July 31, 2012, the Company received loans in the amount of $6,247 from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.

On August 3, 2012, the Company received a loan in the amount of $1,309 from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.

There are no additional subsequent events to disclose through the date of this filing.

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

Results of Operations for the Three Months Ended June 30, 2012

Sales
No revenue was recognized during the three months ended June 30, 2012.

Operating Expenses
Total operating expenses for three months ended June 30, 2012 were $2,861 consisting of general and administrative fees.

Other (Income) Expenses
Other (income) expenses for the three months ended June 30, 2012 totaled $170, consisting of interest expense accrued on notes payable.

Net Loss
For the reasons above, net loss for the three months ended June 30, 2012 was $3,031.

Results of Operations for the Three Months Ended June 30, 2011

Sales
The company delivered its’ initial shipment to their first customer in June, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.   Accordingly, the company recognized $0 of revenue for the three months ended June 30, 2011 and will recognize the remaining balance once collectability is reasonably assured.

Operating Expenses
Total operating expenses for the three months ended June 30, 2011 were $6,875 consisting of $805 of general and administrative fees and $6,070 of professional fees

Other (Income) Expenses
Other (income) expenses for the three months ended June 30, 2011 totaled $48, consisting of interest expense accrued on notes payable.

Net Income (loss)
Net loss for the three months ended June 30, 2011 was $6,923 and is primarily attributed to the general and administrative and professional fees.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at June 30, 2012.

June 30, 2012
Total Assets	$46,259

Accumulated (Deficit)	$(18,312)

Stockholders’ Equity	$23,688

Net Working Capital	$(13,440)

Since our inception on August 26, 2010, we have generated net loss of $18,312.  Our cash and cash equivalent balances were $876 and $912 at June 30, 2012 and March 31, 2012 respectively. On June 30, 2012, we had an accumulated deficit of $18,312 and total current liabilities were $22,571.

We have generated net cash from operating activities of $13,728 during the period of August 26, 2010 (date of inception) to June 30, 2012.

During the period of August 26, 2010 (date of inception) to June 30, 2012, we used $41,253 of cash for investing activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to June 30, 2012 was $18,000 as a result of the sale of ninety million (90,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

Since inception, we also received proceeds of $18,351 from related parties, Janet Somsen CEO and BK Consulting in exchange for an unsecured promissory notes carrying 8% interest, due on demand. Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings. Ms. Somsen is willing to commit any funds necessary for sustainability of the Company until it is fully funded.

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

ZIPPY BAGS, INC.

Date: August 17, 2012	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)