Form 10-Q
period 2012-09-30
Zippy Bags Inc.
filed 2012-11-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 91,250,000 (post-split) shares of $0.001 par value common stock outstanding as of November 06, 2012.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012	4
	Condensed Statements of Operations for Three and Six Months ended September 30, 2012 and 2011, and the period from August 26, 2010 (inception) to September 30, 2012 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2012 and for the Six months ended September 30, 2012	6
	Condensed Statements of Cash Flows for the Six Months ended September 30, 2012 and 2011, and the period from August 26, 2010 (inception) to September 30, 2012 (unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosure	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets
Cash	$64	$912
Inventory	8,255	8,255
Total Current Assets	8,319	9,167
Long-term assets
Deposit on Equipment	37,128	37,128
Total Assets	45,447	46,295

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$550	$2,056
Sales tax payable	7,052	7,052
Income tax payable	2,267	2,267
Accrued Interest	1,166	626
Note payable, related party	22,612	7,575
Total current liabilities	33,647	19,576

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 91,250,000 and 90,000,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	91,250	91,250
Additional paid in capital	(49,250)	(49,250)
Retained earnings (deficit) accumulated during the development stage	(30,200)	(15,281)
Total (deficiency in) stockholders' equity	11,800	26,719

Total liabilities and (deficiency in) stockholders' equity	$45,447	$46,295

See accompanying notes to these financial statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Six Months Ended September 30, 2012	For the Six Months Ended September 30, 2011	August 26, 2010 (inception) to September 30, 2012

Revenue	-	102,948	-	102,948	$102,948

Cost of revenue	-	30,106	-	30,106	30,106

Gross profit	-	72,842	-	72,842	72,842

Operating expenses:
General and administrative	2,518	1,324	5,379	2,129	11,999
Professional Fees	9,000	3,750	9,000	9,820	83,774

Total operating expenses	11,518	5,074	14,379	11,949	95,773

Net Operating Income (Loss)	(11,518)	67,768	(14,379)	60,893	(22,931)

Other income (expense):
Impairment loss on equipment	-	-	-	-	(4,125)
Interest income	-	-	-	-	295
Interest expense	(370)	(232)	(540)	(280)	(1,172)
Total other income (expense)	(370)	(232)	(540)	(280)	(5,002)

Income (Loss) before provision for income taxes	(11,888)	67,536	(14,919)	60,613	(27,933)

Provision for income taxes	-	20,609	-	20,609	2,267

Net income (loss)	$(11,888)	$46,927	$(14,919)	$40,004	$(30,200)

Net income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding - basic	91,250,000	18,000,000	91,250,000	18,000,000

Weighted average shares outstanding - diluted	91,250,000	18,000,000	91,250,000	18,000,000

See accompanying notes to these financial statements.

Zippy Bags, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From date of inception (August 26, 2010)  to September 30, 2012
(UNAUDITED)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	90,000,000	$90,000	$(72,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	90,000,000	$90,000	$(72,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	1,250,000	1,250	22,750	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	91,250,000	$91,250	$(49,250)	$(15,281)	$26,719

Net income (loss) for the six months ended September 30, 2012	-	-	-	-	-	(14,919)	(14,919)

Balance, September 30, 2012	-	$-	91,250,000	$91,250	$(49,250)	$(30,200)	$11,800

See accompanying notes to these financial statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 26,
	For the	For the	2010
	Six Months Ended	Six Months Ended	(inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,919)	$40,004	$(30,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts receivable	-	(110,000)	-
Impairment loss on equipment	-	-	4,125
Common Stock issued for services	-	-	24,000
Changes in assets and liabilities:
Inventory	-	(8,255)	(8,255)
Prepaid expense and other receivables	-	1,000	-
Accounts Payable	(760)	39,589	1,296
Sales tax payable	-	3,750	7,052
Income tax payable	-	7,052	2,267
Accrued expenses	(746)	20,609	(746)
Accrued Interest, related party	540	280	1,166
Net cash provided by (used in) operating activities	(15,885)	(5,971)	705

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on Equipment	-	-	(41,253)
Net cash provided by (used in) investing activities	-	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	15,037	6,519	31,242
Repayments of notes payable, related party	-	(680)	(8,630)
Proceeds from sale of common stock	-	-	18,000
Net cash provided by (used in) financing activities	15,037	5,839	40,612

Net Increase (Decrease) in cash and cash equivalents	(848)	(132)	64
Cash and cash equivalents at beginning of period	912	259	-
Cash and cash equivalents at end of period	$64	$127	$64
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$38
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Common stock issued for services	-	-	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2012 or March 31, 2012.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2012 or for the six months ended September 30, 2012.

Recently Issued Accounting Pronouncements
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $30,200 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Inventory

All inventories on the Company’s balance sheet at September 30, 2012 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection.  The unpaid portion is listed as inventories on consignment in the amount of $30,164 and is recorded at cost as inventory on the Company’s balance sheet until collectability is reasonably assured.  At September 30, 2012 and March 31, 2012 inventory is as follows:

	September 30, 2012	March 31, 2012
Inventory	$8,255	$8,255

Note 4 – Deposit on Equipment

At September 30, 2012 and March 31, 2012, deposit on equipment is as follows:

	September 30, 2012	March 31, 2012
Deposit on equipment	$37,128	$41,253
Impairment on deposit	-	(4,125)
Deposit on equipment, net	37,128	37,128

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Related party transactions consist of the following at September 30, 2012 and March 31, 2012, respectively:

	September 30, 2012		March 31, 2012
	Notes Payable	Accrued Interest	Notes Payable	Accrued Interest
Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$6,876	$894	$6,876	$618

Promissory notes to BK Consulting & Associates, P.C., carry an 8% interest rate, due on demand	$15,736	$272	$699	$8

Notes Payable, Related Party	$22,612	$1,166	$7,575	$626

The Company recorded interest expense from related party loans in the amounts of $370 and $232 during the three months ended September 30, 2012 and 2011 and $540 and $280 during the six months ended September 30, 2012 and 2011.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
	Carrying Value September 30, 2012	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 8 – Revenue

Since inception (August 26, 2010) through year September 30, 2012 one customer accounted for 100% of our revenue.  The Company delivered its’ initial shipment to the customer in June 2011, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the Company has collected $110,000 related to this shipment.  Accordingly, the Company recognized $102,948 of revenue during the year ended March 31, 2012.  During the three and six months ended September 30, 2012 the company recorded no revenue.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Sales
No revenue was recognized during the three months ended September 30, 2012.  The Company recognized $102,948 in revenue from one sale during the three months ended September 30, 2011.

General and administrative expenses
General and administrative expenses were $2,518 for the three months ended September 30, 2012 compared to $1,324 for the three months ended September 30, 2011, an increase of $1,194. The increase in general and administrative expense for the three months ended September 30, 2012 compared to September 30, 2011 was due primarily to an increase in stock servicing costs charges during the same period in 2011.

Professional fees
Professional fees were $9,000 for the three months ended September 30, 2012 compared to $3,750 for the three months ended September 30, 2011, an increase of 5,250. The increase in professional fees for the three months ended September 30, 2012 compared to September 30, 2011 was due primarily to first quarter accounting and auditor fee recognized in the second quarter.

Interest Expense
Interest expense for the three months ended September 30, 2012 was $370 compared to $232 for the three months ended September 30, 2011, an increase of $138.  The increase in interest expense for the three months ended September 30, 2012 compared to September 30, 2011 was due primarily to an increase in borrowed debt.

Net Loss
For the reasons above, net loss for the three months ended September 30, 2012 was $11,888.  For the three months ended September 30, 2011 the Company recorded net income of $46,927 and was attributable to the sale mentioned above.

Results of Operations for the Six Months Ended September 30, 2012 and 2011

Sales
No revenue was recognized during the six months ended September 30, 2012.  The Company recognized $102,948 in revenue from one sale during six nine months ended September 30, 2011.

General and administrative expenses
General and administrative expenses were $2,518 for the six months ended September 30, 2012 compared to $1,324 for the six months ended September 30, 2011, an increase of $1,194. The increase in general and administrative expense for the six months ended September 30, 2012 compared to September 30, 2011 was due primarily to an increase in stock servicing costs charges during the same period in 2011.

Professional fees
Professional fees were $9,000 for the six months ended September 30, 2012 compared to $9,820 for the six months ended September 30, 2011, a decrease of $825. The decrease in professional fees for the six months ended September 30, 2012 compared to September 30, 2011 was due a decrease in accounting and auditor fees.

Interest Expense
Interest expense for the six months ended September 30, 2012 was $540 compared to $280 for the six months ended September 30, 2011, an increase of $260.  The increase in interest expense for the six months ended September 30, 2012 compared to September 30, 2011 was due primarily to an increase in borrowed debt.

Net Loss
For the reasons above, net loss for the six months ended September 30, 2012 was $14,919.  For the six months ended September 30, 2011 the Company recorded net income of $40,004 and was attributable to the sale mentioned above.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at September 30, 2012.

September 30, 2012
Total Assets	$45,447

Accumulated (Deficit)	$(30,200)

Stockholders’ Equity	$11,800

Net Working Capital	$(25,328)

Since our inception on August 26, 2010, we have generated a net loss of $30,200.  Our cash and cash equivalent balances were $64 and $912 at September 30, 2012 and March 31, 2012 respectively. On September 30, 2012, we had an accumulated deficit of $30,200 and total current liabilities were $33,647.

Net cash used in operating activities totaled $15,885 during the six months ended September 30, 2012. During the period of August 26, 2010 (date of inception) to September 30, 2012 we have generated net cash from operating activities of $705.

During the period of August 26, 2010 (date of inception) to September 30, 2012, we used $41,253 of cash for investing activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to September 30, 2012 was $18,000 as a result of the sale of ninety million (90,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

Net cash provided by financing activities totaled $15,037 and $40,612 for the six months ended September 30, 2012 and the period from Inception (August 26, 2010) through September 30, 2012 respectively.

Since inception, we have received proceeds of $31,242 (net of repayments of $8,630) from related parties, Janet Somsen CEO and BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand. Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Item 4. Mine Safety Disclosure.

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

ZIPPY BAGS, INC.

Date: November 14, 2012	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)