Form 10-Q
period 2012-12-31
Zippy Bags Inc.
filed 2013-02-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 182,500,000 (post-split) shares of $0.001 par value common stock outstanding as of February 11, 2013.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended December 31, 2012

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	4
	Condensed Statements of Operations for Three and Nine Months ended December 31, 2012 and 2011, and the period from August 26, 2010 (inception) to December 31, 2012 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2012 and for the Nine months ended December 31, 2012	6
	Condensed Statements of Cash Flows for the Nine Months ended December 31, 2012 and 2011, and the period from August 26, 2010 (inception) to December 31, 2012 (unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets
Cash	$28	$912
Inventory	8,255	8,255
Total Current Assets	8,283	9,167
Long-term assets
Deposit on Equipment	37,128	37,128
Total Assets	45,411	46,295

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,650	$2,056
Sales tax payable	7,052	7,052
Income tax payable	2,267	2,267
Accrued interest -related party	1,032	626
Accrued Interest	635	-
Notes payable, related party	6,876	7,575
Notes payable	19,786	-
Total current liabilities	39,298	19,576

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,500,000 and 180,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	182,500	182,500
Additional paid in capital	(140,500)	(140,500)
Retained earnings (deficit) accumulated during the development stage	(35,887)	(15,281)
Total (deficiency in) stockholders' equity	6,113	26,719

Total liabilities and (deficiency in) stockholders' equity	$45,411	$46,295

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	August 26, 2010 (inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

Revenue	-	-	-	102,948	$102,948

Cost of revenue	-	-	-	30,106	30,106

Gross profit	-	-	-	72,842	72,842

Operating expenses:
General and administrative	1,686	1,932	7,065	4,061	13,685
Professional Fees	3,500	39,800	12,500	49,620	87,274

Total operating expenses	5,186	41,732	19,565	53,681	100,959

Net Operating Income (Loss)	(5,186)	(41,732)	(19,565)	19,161	(28,117)

Other income (expense):
Impairment loss on equipment	-	-	-	-	(4,125)
Interest income	-	-	-	-	295
Interest expense	(501)	(107)	(1,041)	(387)	(1,673)
Total other income (expense)	(501)	(107)	(1,041)	(387)	(5,503)

Income (Loss) before provision for income taxes	(5,687)	(41,839)	(20,606)	18,774	(33,620)

Provision for income taxes	-	(6,065)	-	14,544	2,267

Net income (loss)	$(5,687)	$(35,774)	$(20,606)	$4,230	$(35,887)

Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares outstanding - basic	182,500,000	180,089,674	182,500,000	180,300,000

Weighted average shares outstanding - diluted	182,500,000	180,089,674	182,500,000	180,300,000

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From date of inception (August 26, 2010) to December 31, 2012
(UNAUDITED)

						(Deficit)
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	180,000,000	$180,000	$(162,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	180,000,000	$180,000	$(162,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	2,500,000	2,500	21,500	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	182,500,000	$182,500	$(140,500)	$(15,281)	$26,719

Net income (loss) for the nine months ended December 31, 2012	-	-	-	-	-	(20,606)	(20,606)

Balance, December 31, 2012	-	$-	182,500,000	$182,500	$(140,500)	$(35,887)	$6,113

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 26,
	For the	For the	2010
	Nine Months Ended	Nine Months Ended	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,606)	$4,230	$(35,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on equipment	-	-	4,125
Common Stock issued for services	-	24,000	24,000
Changes in assets and liabilities:
Inventory	-	-	(8,255)
Prepaid expense and other receivables	-	(8,255)	-
Accounts Payable	(406)	1,000	1,650
Sales tax payable	-	1,228	7,052
Income tax payable	-	7,052	2,267
Accrued expenses	627	14,544	627
Accrued Interest, related party	414	387	1,040

Net cash provided by (used in) operating activities	(19,971)	44,186	(3,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on Equipment	-	(41,253)	(41,253)

Net cash provided by (used in) investing activities	-	(41,253)	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related party	-	6,519	14,826
Repayments of notes payable, related party	-	(7,950)	(7,950)
Proceeds from notes payable	19,087	-	20,466
Repayments of notes payable	-	(680)	(680)
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	19,087	(2,111)	44,662

Net Increase (Decrease) in cash and cash equivalents	(884)	822	28
Cash and cash equivalents at beginning of period	912	259	-
Cash and cash equivalents at end of period	$28	$1,081	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$38
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Debt and interest reclassified from related party to non-related party	707	-	707
Common stock issued for services	-	24,000	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 or March 31, 2012.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2012 or for the nine months ended December 31, 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $35,887 as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

All inventories on the Company’s balance sheet at December 31, 2012 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection.  The unpaid portion is listed as inventories on consignment in the amount of $8,255 and is recorded at cost as inventory on the Company’s balance sheet until collectability is reasonably assured.  At December 31, 2012 and March 31, 2012 inventory is as follows:

	December 31, 2012	March 31, 2012
Inventory	$8,255	$8,255

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4 – Deposit on Equipment

At December 31, 2012 and March 31, 2012, deposit on equipment is as follows:

	December 31, 2012	March 31, 2012
Deposit on equipment	$37,128	$41,253
Impairment on deposit	-	(4,125)
Deposit on equipment, net	37,128	37,128

During fiscal year 2012, Company made 50% deposit on equipment.  As of March 31, 2012, 10% of the deposit was not refundable per vendor of the equipment.  Company recorded impairment expense for the non-refundable deposit as of March 31, 2012.  As of the date of this report, the Company has not received the equipment.

Note 5 – Related Party Transactions

From time to time the Company’s founder and CEO, Janet Somsen, has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $6,876 and $6,876 at December 31, 2012 and March 31, 2012, respectively.  In addition, accrued interest of $1,032 and $618 existed at December 31, 2012 and March 31, 2012, respectively.

On November 5, 2010, the Company issued 180,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

Note 6 – Notes Payable

Related Party Notes

Related party notes consist of the following at December 31, 2012 and March 31, 2012, respectively:

	December 31, 2012		March 31, 2012
	Notes Payable	Accrued Interest	Notes Payable	Accrued Interest
Unsecured promissory notes to Janet Somsen, founder and CEO, carry an 8% interest rate, due on demand	$6,876	$1,032	$6,876	$618

Notes Payable, Related Party	$6,876	$1,032	$6,876	$618

The Company recorded interest expense from related party loans in the amounts of $139 and $107 during the three months ended December 31, 2012 and 2011 and $414 and $419 during the nine months ended December 31, 2012 and 2011.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Non-Related Party Notes

Non-related party notes consist of the following at December 31, 2012 and March 31, 2012, respectively:

	December 31, 2012		March 31, 2012
	Notes Payable	Accrued Interest	Notes Payable	Accrued Interest
Promissory notes to BK Consulting & Associates, P.C., carry an 8% interest rate, due on demand	$19,786	$635	$699	$8

Notes Payable	$19,786	$635	$699	$8

The Company recorded interest expense from related party loans in the amounts of $362 and $0 during the three months ended December 31, 2012 and 2011 and $627 and $0 during the nine months ended December 31, 2012 and 2011.

Note 7 – Stockholders' Equity

Stock-split
On January 16, 2013 the Company’s Board of Directors and Majority Shareholders approved a 2 for 1 forward stock split of the Company’s common stock.  All reference to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 2 for 1 stock split.

On February 24, 2012 the Company’s Board of Directors and Majority Shareholders approved a 5 for 1 forward stock split of the Company’s common stock.

Shares Authorized
On August 26, 2010, the Company’s certificate of incorporation authorized 90,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On March 27, 2012, the Company amended its Articles of Incorporation (AOI) to increase the authorized capital of the Company to 250,000,000 shares consisting of: (i) 240,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

On January 29, 2013, the Company amended it AOI to increase the authorized capital of the Company to 500,000,000 shares consisting of: (i) 490,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

Shares Issued
On November 5, 2010, the Company issued 180,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000.

On November 28, 2011, the Company issued 2,500,000 shares of common stock (post-split) at a value of $0.001 per share (post-split) to a service provider as compensation.  The aggregate value of $24,000 was charged to operations during the year ended March 31, 2012.  The value of the shares was based on the fair market value of the services provided.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
	Carrying Value December 31, 2012	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 9 – Revenue

Since inception (August 26, 2010) through year December 31, 2012 one customer accounted for 100% of our revenue.  The Company delivered its’ initial shipment to the customer in June 2011, but did not meet the criteria for revenue recognition based on reasonable assurance of collection.  As of the date of this filing, the Company has collected $110,000 related to this shipment.  Accordingly, the Company recognized $102,948 of revenue during the year ended March 31, 2012.  During the three and nine months ended December 31, 2012 the company recorded no revenue.

Note 10 – Subsequent Events

On January 4, 2013 the Company received an unsecured loan in the amount of $1,650, due on demand, from a major shareholder, BK Consulting, to fund operations.

On January 16, 2013 the Company’s Board of Directors and Majority Shareholders approved a 2 for 1 forward stock split of the Company’s common stock.  All reference to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 2 for 1 stock split.

On January 29, 2013, the Company amended it Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares consisting of: (i) 490,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

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

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Sales
No revenue was recognized during the three months ended December 31, 2012 or 2011.

General and administrative expenses
General and administrative expenses were $1,686 for the three months ended December 31, 2012 compared to $1,932 for the three months ended December 31, 2011, a decrease of $246.

Professional fees
Professional fees were $3,500 for the three months ended December 31, 2012 compared to $39,800 for the three months ended December 31, 2011, a decrease in $36,300. The decrease in professional fees for the three months ended September 30, 2012 was primarily due to payment of consultant and share based compensation for professional services during the same time period in 2011.

Interest Expense
Interest expense for the three months ended December 31, 2012 was $501 compared to $107 for the three months ended December 31, 2011, an increase of $394.  The increase in interest expense for the three months ended December 31, 2012 compared to December 31, 2011 was due primarily to an increase in borrowed debt.

Net Loss
For the reasons above, net loss for the three months ended December 31, 2012 was $5,687.  For the three months ended December 31, 2011 the Company recorded net loss of $35,774.

Results of Operations for the Nine Months Ended December 31, 2012 and 2011

Sales
No revenue was recognized during the nine months ended December 31, 2012.  The Company recognized $102,948 in revenue from one sale during the nine months ended December 31, 2011.

General and administrative expenses
General and administrative expenses were $7,065 for the nine months ended December 31, 2012 compared to $4,061 for the nine months ended December 31, 2011, an increase of $3,004. The increase in general and administrative expense for the nine months ended December 31, 2012 compared to December 31, 2011 was due primarily to an increase in stock servicing costs.

Professional fees
Professional fees were $12,500 for the nine months ended December 31, 2012 compared to $49,620 for the nine months ended December 31, 2011, a decrease of $37,120. The decrease in professional fees for the nine months ended December 31, 2012 was primarily due to payment of consultant and share based compensation for professional services during the same time period in 2011.

Interest Expense
Interest expense for the nine months ended December 31, 2012 was $1,041 compared to $387 for the nine months ended December 31, 2011, an increase of $654.  The increase in interest expense for the nine months ended December 31, 2012 compared to December 31, 2011 was due primarily to an increase in borrowed debt.

Net Loss
For the reasons above, net loss for the nine months ended December 31, 2012 was $20,606.  For the nine months ended December 31, 2011 the Company recorded net income of $4,230 and was attributable to the sale mentioned above.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at December 31, 2012.

December 31, 2012
Total Assets	$45,411

Accumulated (Deficit)	$(35,887)

Stockholders’ Equity	$6,113

Net Working Capital	$(31,015)

Since our inception on August 26, 2010, we have generated a net loss of $35,887.  Our cash and cash equivalent balances were $28 and $912 at December 31, 2012 and March 31, 2012 respectively. On December 31, 2012, we had an accumulated deficit of $35,887 and total current liabilities were $39,298.

Net cash used in operating activities totaled $19,971 during the nine months ended December 31, 2012. During the period of August 26, 2010 (date of inception) to December 31, 2012 we used $3,381 of cash for operating activities.

During the period of August 26, 2010 (date of inception) to December 31, 2012, we used $41,253 of cash for investing activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to December 31, 2012 was $18,000 as a result of the sale of ninety million (180,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

Net cash provided by financing activities totaled $19,087 and $44,662 for the nine months ended December 31, 2012 and the period from Inception (August 26, 2010) through December 31, 2012 respectively.

Since inception, we have received proceeds of $6,876 (net of repayments of $7,950) from related parties, Janet Somsen CEO in exchange for unsecured promissory notes carrying 8% interest, due on demand.

Since inception, we have received proceeds of $19,786 (net of repayments of $680) from a third party, BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand.

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

Item 4. Mine Safety Disclosures.

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

ZIPPY BAGS, INC.

Date: February 14, 2013	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)