Form 10-K
period 2013-03-31
Zippy Bags Inc.
filed 2013-07-16
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 182,500,000 shares of common stock par value $0.001 as of July 15, 2013.

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

Zippy Bags, Inc. (the “Company”, “Zippy”) manufactures hybrid snowboard, bike and wheel bag protective enclosures and is developing a hybrid automobile racing combo-bag. The Company is marketing for sale protective enclosures under the name Zippy Bags™. The carrying bags are used to transport snowboards, bikes, and bike wheels and protect them while being moved or in use. Zippy Bags, Inc. is a development stage company with a limited history of development stage operations.  Zippy Bags, Inc. has been marketing throughout the entire national and global markets.

Since its inception, on August 26, 2010, Zippy has incurred small losses through March 31, 2013.

Zippy “Snowboard” Bag

The Zippy Snowboard Bags are multi-functional carrying bags that can be used as a fanny-pack that is worn around the waist and then can be unzipped and, when rolled out, convert into a full length snowboard bag as an all in one, self-contained package. It is protection for a snowboard that allows the board to be stored with the bindings on or off. It can be used for transporting a snowboard to the slopes, to protect the car interior from edge cuts while in the bag, or can be mounted onto a roof top rack. The bag can then be folded and zipped back into itself and can be used as a fanny pack when the board is not in use.

The snowboard carrying bag is available in three sizes: 143 cm, 157 cm, and 169 cm. It is made of rugged 420 denier nylon pack cloth, comes with a removable and fully-adjustable-padded shoulder strap, fully adjustable waist strap, heavy-duty haul handles, and two way heavy-duty zippers and is urethane coated. The snowboard carrying bag is water, mildew, road grime and fade resistant. It has dual zippered pockets for carrying items such as gloves, goggles, keys, lunch, cell phone and/or wallet.

The snowboard carrying bag is available in seven different color combinations: black/charcoal, chocolate brown/Texas tan, hunter green/charcoal, navy/charcoal, red/charcoal, royal blue/charcoal and black raven/red.

Zippy “Bike” Bag

The Zippy Bike Bag is the only self-contained enclosure that completely covers your road or mountain bike while its roof top racked when being transported. This is unlike any other bike bag on the market. Our revolutionary design protects your investment and saves you time and money. With its urethane coating it will keep your ride free from bug splatter, road grime and the weather. We wind tunnel tested our Bike Bag at (UWAL) at speed velocities exceeding 200 mph, which proves once again that the Zippy Bike Bag can stand up to the harshest of conditions, or whatever you dish out. The Bike Bag folds and zips into itself as a convenient, easy to store package.

The bike bag is available in two choices: wheel-mount or fork-mount. It is made of rugged 420 denier nylon pack cloth, quad stitch design, fully adjustable heavy-duty mounting straps and hardware, heavy-duty two way zippers, and is aerodynamically designed. The bike bag is water, mildew, road grime and fade resistant. Its zippered front, back and top make it easy to access the bike when rack mounted.

The bike bag is available in six different colors: hunter green, navy, Texas tan, red, royal blue and black raven

Zippy “Wheel” Bag

The Zippy “Wheel” Bag is a versatile, contoured and padded enclosure designed for maximum protection and use with any bicycle wheel set.  The wheel bag is designed for transporting your wheels in the car or for general storage.

The wheel bag can accommodate a set of bicycle wheels up to 700c / 29”.  They are constructed with extremely durable 600 Denier Cordura outer shell and a PU mesh interior with silver coating and built in hub protectors. They feature two external stash pouches to stow your accessories. They are resistant to water, mildew, and fading.  The wheel bag has a dual handled carrying strap, removable and fully adjustable padded shoulder strap, has a quad stich design, and a heavy duty zippers.

The wheel bag is available in five different colors: black, charcoal, hunter green, red and royal blue.

Organization within the Last Five Years

Zippy Bags, Inc. was founded in the State of Nevada on August 26, 2010. The Company is marketing its product through a combination of direct sales, referrals and networking within the industry. They have also launched their new website. All of these marketing strategies will be used to generate revenues from the sale of the snowboard carrying bags.

At this time, the Company is marketing its snowboard, bike and wheel carrying bags to snowboard and bicycle shops and outdoor retailers in the entire national and global markets. The Company is marketing snowboard, bike and wheel carrying bags in a combination of direct sales, referrals and networking within the industry. To date the Company has generated one sale. A purchase order has been placed with Zippy for snowboard carrying bags which product was produced by Bike Bag International, Inc., a contract sewing facility who manufactured, packaged and delivered the finished product to the customer.

Over the next twelve months, Zippy Bags, Inc. plans to build out its brand and reputation while marketing in the wholesale-retail sporting goods industry, thereby attracting new customers. Currently the Company employs one employee, however as the Company grows, it plans to employ additional employees, as required.

Business Facilities

Zippy Bags, Inc. is located at 1844 South 3850 West Suite B #262 Salt Lake City, Utah 84104

The Company’s telephone number is 1-888-890-5692.

Internet Address

 Our Internet address is http://www.Zippybagsinc.com

Unique Features of the Company

The Company is providing a snowboard, bike and bike wheel carrying bags as an accessory item for snowboards, bikes and bike wheels. Zippy expects to generate its corporate revenue from the sale of such carrying bags.

Overall Strategic Direction

The Company plans to establish its reputation in the snowboard and bicycle bag industry, thereby attracting new clients and building out its network of operations.

The Company aims to form long term working relationships with a number of snowboard and bike stores and outdoor retailers throughout the entire national and global market.

Description of Products

Janet Somsen, CEO and Director of Zippy Bags, Inc, came up with the idea over the last two years of what she believes will be a successful snowboard and bicycle carrying bag due to their unique quality and features.

Product Development:

In August of 2010, Ms. Somsen began working with Zippy Bags, Inc., located at 1844 South 3850 West Suite B # 262 Salt Lake City, Utah 84104.

The Company currently has patents pending on the Zippy Bags, Inc. products. They are denier pack cloth (a urethane coated poly-blend material) bag specifications that have been created for Zippy Bags and are not similar to other snowboard and bike carrying bag products. There are a wide variety of typical snowboard and bike bags available, but no other company offers a multi-functional or dual purpose snowboard bag or a totally self-contained bike bag like the ones being offered by Zippy Bags to the consumer, placing the product in a category of its own in the industry.

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

Initial Sales Strategy:

We have established a one-prong sales approach; our approach utilizes direct sales through Janet Somsen. Our direct sales are being conducted by Ms. Somsen, who is currently marketing the product to national and global snowboard and bike shops and outdoor retailers. The Company’s current marketing strategy consists of various Point of Sale material including display racks, posters and flyers developed by Ms. Somsen in the past year.

We intend to derive income from these sales and our goal is establish brand recognition.

Subsequent Sales Strategy:

The Company is also presently developing a marketing program to sell the snowboard and bike carrying bags to the general public, through a combination of direct sales, referral and networking within the industry. The Company is currently educating snowboard and bicycle carrying bag advertisers about our product and working to obtain sales by the ways discussed herein.

Features of Products and Services:

The Company believes that there is a role for companies that can provide quality products and service.

Our form of product may involve assisting a store in the following:

●	Delivery of only a small amount of product, when a snowboard or bike shop does not have adequate storage space;
●	Delivery of large amounts of product to stores with large storage space.
●	The ability of the company to speak directly to snowboard and bike outdoor retail store managers about the product.

The Snowboard and Bike Carrying Bag Industry

Competition:

There are numerous companies and individuals who are currently engaged in the snowboard and bike bag accessory industry and such business is extremely competitive. We believe the uniqueness of our product and the specialized nature of our design as well as corporate focus enables us to be a better long-term partner for our client base than that of a traditional snowboard and bicycle accessory carrying bag company.

The Company believes that by offering a highly unique and extremely well built carrying bag, we redefine snowboard and bike gear protection and meet the transportation and storage needs of the consumer. Adding features and value not found anywhere else and then providing excellent client and customer service and satisfaction, will give us a large customer base. Nevertheless, many of our competitors have significantly greater financial and other resources available as well as greater managerial staff than we do and are therefore, in certain aspects, in a better position than we are to provide snowboard and bicycle carrying bags. We therefore believe our ability to compete will be dependent upon many factors both within and outside our control, including, but not limited to, pricing as well as the market acceptance and timing acceptance of our snowboard and bicycle carrying bags and service provided. We will face direct competition from a variety of companies, both online and as direct marketers.

Many of our existing and potential competitors, which will include online snowboard and bike carrying bag businesses, are focusing more closely on internet based sales. These companies have longer operating histories, significantly greater financial backing, technical and marketing resources, greater name recognition and a larger established customer base than we will. Furthermore, there is a risk that larger financially sound companies which offer internet and direct sales may decide to use extremely low pricing, therefore, such pricing techniques, should they become common in our industry, could have a material, adverse effect on our results of operations, financial condition and business model.

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

There can be no assurance that we will be able to compete against these snowboard and bike carrying bag businesses such as the following:

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

Our Competitive Advantages

Zippy Bags believes that, as a small company, its key competitive advantages will be its ability to respond more quickly than its larger competitors to future fads by quickly changing styles and colors and adapting to newly designed snowboards and bicycles offered in the industry, enabling us to change quickly with those trends.

Experienced Management:

The Company believes that it has experienced management. Our sole Director and executive officer Ms. Somsen has over 30 years of experience in the management and business operations. The Company believes that her knowledge, relationships, reputation and management track record will help it to build and maintain its client base.

Performance:

The Company believes that its ability to provide innovative snowboard and bicycle carrying bags, consistent quality and  performance are key advantages. Through performance, the Company hopes to develop a repeat customer base and a reputation for quality products.

Niche Industry:

One distinct and competitive advantage that sets Zippy Bags apart from the other companies in the industry is that no one else offers anything similar to our product. This means that, although there are a wide variety of companies that produce and sell fanny-packs, and other companies offer just snowboard carrying bags, no other company offers a multi-functional or dual purpose product like ours that offers all of these features in one bag. At the same time, no one else offers a rugged, all-in-one, self-contained bike bag that encloses and protects as our bike bag does. This places us in a category of our own. Our bags offer style, function and features not found with our competitors.

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

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $15,000.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended March 31, 2013 that we have losses from inception and limited operating resources.  As of March 31, 2013, we have a net loss from inception in the amount of $59,213. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At March 31, 2013, we had bank overdrafts of $8. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

Our Company is currently solely reliant on Bike Bag International, Inc. to manufacture our Zippy Bag snowboard carrying bag. Should Bike Bag International, Inc. not manufacture our product as intended, we have secured another sub-contractor/manufacturer for future or additional production as the need may arise.

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

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short development stage operating history from inception (August 26, 2010) to March 31, 2013 for investors to evaluate the potential of our business development. We are continuing our attempts to try to market our product and to try to build a customer base for our product. We do not have any customers at this time.

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2013 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or other arrangements with corporate partners unknown of at this time.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Zippy Bags will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had working capital deficit of $17,213 as of March 31, 2013.

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

However, it is estimated that the amount of additional costs and expenses associated with public company reporting requirements will be approximately $15,000.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Ms. Janet Somsen beneficially owns approximately 55% of our capital stock with voting rights. In this case, Ms. Somsen will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 500,000,000 shares of capital stock consisting of 490,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

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

Item 2.    Properties.

Zippy Bag Inc. is currently located at 1844 South 3850 West Suite B#262, Salt Lake City, Utah 84104. There are currently no proposed programs for renovation, improvement or development of the facility currently in use. The company telephone number is: 1-(888) 890-5692

Item 3.    Legal Proceedings.

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

(b) Holders of Common Stock

We are authorized to issue 490,000,000 shares of common stock, $0.001 par value per share. Currently we have 182,500,000 shares of common stock issued and outstanding.  As of March 31, 2013 there were approximately eleven (11) shareholders of the Company’s common stock.

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

As of March 31, 2013, the Company did not have any equity compensation plans.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

Zippy Bags, Inc. was founded in the State of Nevada on August 26, 2010. The Company is marketing its product through a combination of direct sales, referrals and networking within the industry. They have also launched their new website. All of these marketing strategies will be used to generate revenues from the sale of the snowboard carrying bags.

The Company has adopted a fiscal year end of March 31.

We established an internet site in May of 2011 where customers can purchase the Zippy Bags snowboard carrying bag.

At this time, the Company is marketing its snowboard, bike and wheel carrying bags to snowboard and bicycle shops and outdoor retailers in the entire national and global markets. The Company is marketing snowboard, bike and wheel carrying bags in a combination of direct sales, referrals and networking within the industry. To date the Company has generated one sale. A purchase order has been placed with Zippy for snowboard carrying bags which product was produced by Bike Bag International, Inc., a contract sewing facility who manufactured, packaged and delivered the finished product to the customer.

Over the next twelve months, Zippy Bags, Inc. plans to build out its brand and reputation while marketing in the wholesale-retail sporting goods industry, thereby attracting new customers. Currently the Company employs one employee, however as the Company grows, it plans to employ additional employees, as required.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $2,133 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

INITIAL SALES STRATEGY

We have established a one-prong sales approach; our approach utilizes direct sales through Janet Somsen. Our direct sales are being conducted by Ms. Somsen, who is currently marketing the product to national and global snowboard and bike shops and outdoor retailers. The Company’s current marketing strategy consists of various Point of Sale material including display racks, posters and flyers developed by Ms. Somsen in the past year.

We intend to derive income from these sales and our goal is establish brand recognition.

SUBSEQUENT SALES STRATEGY

The Company is also presently developing a marketing program to sell the snowboard and bike carrying bags to the general public, through a combination of direct sales, referral and networking within the industry. The Company is currently educating snowboard and bicycle carrying bag advertisers about our product and working to obtain sales by the ways discussed herein.

Results of Operations for the Years Ended March 31, 2013 and March 31, 2012, and the period from Inception (August 26, 2010) to March 31, 2013.

This discussion may contain forward looking-statements that involve risks and uncertainties.  Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Sales
Revenue for the year ended March 31, 2013 was $0 compared to $102,948 during year ended March 31, 2012.  Revenue was $102,948 for the period from inception (August 26, 2010) to March 31, 2013.  During the year ended March 31, 2012, the Company had one sale to one customer in the amount of $102,948.  This sale should not be considered an indication of future sales, and the Company has no assurance that this customer will have a need for the Company’s products in the future.

Cost of Goods Sold
Cost of goods sold for the year ended March 31, 2013 was $0 compared to $30,106 during the year ended March 31, 2012.  Cost of goods sold were $30,106 for the period from inception (August 26, 2010) through March 31, 2013.  Cost of sales consisted of the costs associated with the Company’s single sale of its product to a single customer during the year ended 2012. Cost of sales for the period should not be considered an indicator of future levels of cost of sales as the manufacture of these products was outsourced; the Company intends to manufacture its products internally in the future.

General and Administrative Expenses
General and administrative expenses were $11,852 during the year ended March 31, 2013, an increase of $5,949 compared to $5,903 during the prior year, and $18,472 for the period from inception (August 26, 2010) to March 31, 2013.  General and administrative expenses consist primarily of a one-time salary payment to Ms. Somsen, filing fees, and bank charges.

Professional Fees
Professional fees were $16,000 for the year ended March 31, 2013, a decrease of $36,774 compared to $52,774 for the prior year.  Professional fees were $90,774 for the period from inception (August 26, 2010) to March 31, 2013.   Professional fees consist primarily of consulting, legal, and accounting fees.

Interest Income
Interest income was $0 during the year ended March 31, 2013 and 2012. Interest income was $295 from the period of inception (August 26, 2010) to March 31, 2013.  Interest income consists of interest earned on a related party loan.

Interest Expense
Interest expense was $1,637 for the year ended March 31, 2013 compared to $500 during the prior period. Interest expense was $2,269 from the period of inception (August 26, 2010) to March 31, 2013.  Interest expense consists of interest on the company’s notes payable

Liquidity and Capital Resources

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

Since our inception on August 26, 2010, we have incurred a net loss of $59,213.  We had bank overdrafts of $8 at March 31, 2013. On March 31, 2013, we had an accumulated deficit of $59,213 and total current liabilities of $48,153.

During the year ended March 31, 2013, we used $27,099 in cash from operating activities compared to generating $40,018 in cash by operating activities during the prior year. During the period of August 26, 2010 (date of inception) to March 31, 2013, we used $10,509 cash from operating activities.

Investing Activities

Cash provided by investing activities was $nil during the year ended March 31, 2013. Cash used in investing activities was $41,253 during the prior year. This amount was use for making a deposit on manufacturing equipment.  For the period from inception (August 26, 2010) to March 31, 2013, cash used in investing activities was $41,253.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to March 31, 2013 was $18,000 as a result of the sale of ninety million (180,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen in August 2010. We also received proceeds of $26,179 from BK Consulting & Associates, P.C., respectively, in exchange for an unsecured promissory notes carrying 8% interest, due on demand during the year ended March 31, 2013. As of March 31, 2013 we had bank overdrafts of $8.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Additional Disclosure of Outstanding Share Data

We have 10,000,000 shares of preferred stock authorized, and 490,000,000 shares of common stock authorized.

As of March 31, 2013, we had no shares of preferred stock and 180,500,000 shares (post-split) of common stock issued and outstanding.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next six months, estimated to be approximately $8,000, is through generating revenue from the sale of snowboarding carrying bags, sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not, however, anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Expected Purchase or Sale of Significant Equipment

During the year ended March 31, 2012 the Company paid a deposit of $41,253 on the purchase of equipment.  During the years ended March 31, 2013 and 2012, the Company recorded impairments on the deposit of equipment of $6,188 and $4,125.  The impairment was based on the non-refundable portion of the deposit.  During the year ended March 31, 2013 the Company requested a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.  As of March 31, 2013 the Company reclassified the $30,940 deposit on equipment as other receivables as shown Company’s balance sheets.

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

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from August 26, 2010 (Inception) through March 31, 2013.

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

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended March 31, 2013, stating that our net loss from inception $59,213, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this prospectus do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zippy Bags, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for year then ended March 31, 2013, and the period from inception on August 26, 2010 through March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $59,213, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 15, 2013

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2013	2012
ASSETS
Current assets
Cash	$-	$912
Inventory	-	8,255
Other receivables	30,940	-
Total Current Assets	30,940	9,167
Long-term assets
Deposit on Equipment	-	37,128
Total Assets	30,940	46,295

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$8	$-
Accounts payable	550	2,056
Sales tax payable	8,744	7,052
Income tax payable	2,834	2,267
Accrued interest -related party	1,167	626
Accrued Interest	1,096	-
Notes payable, related party	6,876	7,575
Notes payable	26,878	-
Total current liabilities	48,153	19,576

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and March 31, 2012, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,500,000 and 182,500,000 shares issued and outstanding as of March 31, 2013 and March 31, 2012, respectively	182,500	182,500
Additional paid in capital	(140,500)	(140,500)
Retained earnings (deficit) accumulated during the development stage	(59,213)	(15,281)
Total (deficiency in) stockholders' equity	(17,213)	26,719

Total liabilities and (deficiency in) stockholders' equity	$30,940	$46,295

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			August 26,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	-	102,948	$102,948

Cost of revenue	-	30,106	30,106

Gross profit	-	72,842	72,842

Operating expenses:
General and administrative	11,852	5,903	18,472
Impairment loss on inventory	8,255	-	8,255
Professional Fees	16,000	52,774	90,774

Total operating expenses	36,107	58,677	117,501

Net Operating Income (Loss)	(36,107)	14,165	(44,659)

Other income (expense):
Impairment loss on equipment	(6,188)	(4,125)	(10,313)
Interest income	-	-	295
Interest expense	(1,637)	(500)	(2,269)
Total other income (expense)	(7,825)	(4,625)	(12,287)

Income (Loss) before provision for income taxes	(43,932)	9,540	(56,946)

Provision for income taxes	-	2,267	2,267

Net income (loss)	$(43,932)	$7,273	$(59,213)

Net income (loss) per share - basic	$(0.00)	$0.00

Net income (loss) per share - diluted	$(0.00)	$0.00

Weighted average shares outstanding - basic	182,500,000	180,846,994

Weighted average shares outstanding - diluted	182,500,000	180,846,994

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (August 26, 2010) to March 31, 2013

						Retained
						Earnings (Deficit)
						Accumulated	Total
					Additional	During the	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	180,000,000	$180,000	$(162,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	180,000,000	$180,000	$(162,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	2,500,000	2,500	21,500	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	182,500,000	$182,500	$(140,500)	$(15,281)	$26,719

Net income (loss) for the year ended March 31, 2013	-	-	-	-	-	(43,932)	(43,932)

Balance, March 31, 2013	-	$-	182,500,000	$182,500	$(140,500)	$(59,213)	$(17,213)

See notes to consolidated financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			August 26,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(43,932)	$7,273	$(59,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	8,255	-	8,255.00
Impairment loss on equipment	6,188	4,125	10,313
Common Stock issued for services	-	24,000	24,000
Changes in assets and liabilities:
Inventory	-	(8,255)	(8,255)
Prepaid expense and other receivables	-	1,000
Accounts Payable	(1,506)	2,056	550
Sales tax payable	1,692	7,052	8,744
Income tax payable	567	2,267	2,834
Accrued expenses	1,088		1,088
Accrued Interest, related party	549	500	1,175

Net cash provided by (used in) operating activities	(27,099)	40,018	(10,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Deposit on Equipment	-	(41,253)	(41,253)

Net cash provided by (used in) investing activities	-	(41,253)	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts	8	-	8
Proceeds from notes payable, related party	-	10,518	15,506
Repayments of notes payable, related party	-	(8,630)	(8,630)
Proceeds from notes payable, net	26,179	-	26,878
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	26,187	1,888	51,762

Net Increase (Decrease) in cash and cash equivalents	(912)	653	-
Cash and cash equivalents at beginning of period	912	259	-
Cash and cash equivalents at end of period	$-	$912	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$32	$38
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Reclassification of deposit on equipment to other receivable	30,940	-	30,940
Debt and interest reclassified from related party to non-related party	707	-	707
Common stock issued for services	-	24,000	24,000

 See notes to consolidated financial statements.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Zippy Bags, Inc. (“the Company”) was incorporated in the state of Nevada on August 26, 2010 (“Inception”). The Company was formed to market a snowboard carrying bag.  At this time, the Company is marketing its snowboard, bike and wheel carrying bags to snowboard and bicycle shops and outdoor retailers in the entire national and global markets. The Company is marketing snowboard, bike and wheel carrying bags in a combination of direct sales, referrals and networking within the industry.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013.

Inventories
Inventories are valued at the lower of cost or market and are determined by the first-in, first-out method.  Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.  During the year ended March 31, 2013, the Company performed an assessment of its inventory and recorded an impairment of $8,255 to reduce such inventories to their net realizable values.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2013.

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

●
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

●
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $59,213 as of March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Inventory

All inventories on the Company’s balance sheet at March 31, 2013 have been shipped and are in the possession of the end customer.  This transaction has not met the criteria for revenue recognition based on reasonable assurance of collection.  The cost of unpaid portion of the inventories is listed as inventories on consignment in the amount of $8,255.

During the year ended March 31, 2013, the Company determined it is not likely to generate any additional income on the inventories held on consignment and recorded an impairment on inventories of $8,255.  At March 31, 2013 and 2012, the Company had inventories of $0 and $8,255.

Note 4 – Deposit on Equipment

During the year ended March 31, 2012, the Company made a cash deposit of $41,253 for equipment.  During the years ended March 31, 2013 and 2012, the Company recorded impairments on the deposit of equipment of $6,188 and $4,125.  The impairment was based on the non-refundable portion of the deposit.  During the year ended March 31, 2013 the Company requested a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.  As of March 31, 2013 the Company reclassified the $30,940 deposit on equipment as other receivables as shown Company’s balance sheets.

Note 5 – Related Party Transactions

On November 5, 2010, the Company issued 180,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876, at March 31, 2013 and 2012.  In addition, accrued interest in the amount of $1,167 and $618 existed at March 31, 2013 and 2012, bearing interest at 8% and due on demand from the Company’s founder and CEO, Janet Somsen.

During the year ended March 31, 2013 notes payable in the amount of $699 and accrued interest in the amount of $8 were reclassified from related party notes to non-related party notes.

Note 6 – Notes Payable

Officer Loans

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876, at March 31, 2013 and 2012.  In addition, accrued interest in the amount of $1,167 and $618 existed at March 31, 2013 and 2012, bearing interest at 8% and due on demand from the Company’s founder and CEO, Janet Somsen.

The Company recorded interest expense in the amount of $549 related to the officer loans for the year ended March 31, 2013.

Other non-related party notes payable

From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   The principal balance due were $26,878 and $699 at March 31, 2013 and 2012, respectively.  In addition, accrued interest of $1,096 and $8 existed at March 31, 2013 and 2012, respectively.

During the year ended March 31, 2013 notes payable in the amount of $699 and accrued interest in the amount of $8 were reclassified from related party notes to non-related party notes.

The Company recorded interest expense in the amount of $1,088 related to loans from BK Consulting during the year ended March 31, 2013

Note 7 – Stockholder’s Equity

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

On November 28, 2011, the Company issued 2,500,000 shares of common stock (post-split) at a value of $0.001 per share to a service provider as compensation. The aggregate value of $24,000 was charged to operations during the year ended March 31, 2012.  The value of the shares was based on the fair market value of the services provided.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
March 31, 2013	Carrying Value March 31, 2012	Level 1	Level 2	Level 3

None	$-	$-	$-	$-

Note 9 – Revenue

The Company recorded $0 in revenue during the year ended March 31, 2013.

During the year ended March 31, 2012 one customer accounted for 100% of our revenue.  The Company delivered its’ initial shipment to the customer in June 2011.  The Company has collected $110,000 related to this shipment.  Accordingly, the Company recognized $102,948 of revenue for the year ended March 31, 2012.  During the year ended March 31, 2013, the Company determined it is not likely to generate any additional income on the inventories held on consignment and recorded an impairment on inventory of $8,255.

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

For the years ended March 31, 2013, and 2012, respectively, the Company produced net operating income (losses) before provision for income taxes of ($43,932), and $9,540 respectively, accordingly, a provision for income taxes of $2,267 was recorded during the year ended March 31, 2012.

The federal and state income tax provision (benefit) is summarized as follows:

	For the year ended
	March 31,
	2013	2012
Current Expense
Federal income tax expense (benefit)	$-	$2,267

Deferred Taxes
Federal income tax	10,321	-
Less: valuation allowance	(10,321)	-
Total Deferred Taxes	-	-

Total income tax expense	$-	$2,267

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that future net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2013.

Note 11 – Subsequent Events

On June 7, 2013, the Company received an unsecured loan of $1,100, due on demand, bearing interest at 8% from BK Consulting, to fund operations.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and directors as of March 31, 2013. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Janet Somsen	60	Chief Executive Officer, President, Chief Financial Officer, Secretary	August 26, 2010

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

MANAGEMENT BIOGRAPHIES

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Janet Somsen; Chief Executive Officer, President, Chief Financial Officer

Ms. Janet Somsen, aged 60, is the Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. She was appointed on August 26, 2010 and is responsible for overseeing all aspects of the company.

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

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation from August 26, 2010 (inception) to March 31, 2013.

SUMMARY COMPENSATION TABLE

			OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED		YEAR	SALARY $	BONUS $

Janet Somsen	Chief Executive Officer, President, Chief Financial Officer	(a)	2012	$1,800	$-0-
		(b)	2013	$-0-	$-0-

(a) For the twelve months ended March 31, 2012
(b) For the twelve months ended March 31, 2013

The following table sets forth all the remuneration of our Director and Officers for the period from inception on August 26, 2010, through to the end of the period on March 31, 2013:

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

As of March 31, 2013, there were a total of 182,500,000 shares (post-split) of common stock issued and outstanding.

(1) This table is based on 182,500,000 shares (post-split) of common stock outstanding.

As of the date of this prospectus, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Janet Somsen, 3464 South Magnolia Dr. Magna, UT 84044	50,000,000	54.8%

Common Stock	Richard Ronan, 3464 South Magnolia Dr. Magna, UT 84044	5,500,000	6.0%

Common Stock	All executive officers and directors as a group	50,000,000	54.8%

Item 13 . Certain Relationships and Related Transactions, and Director Independence.

From time to time the Company’s founder and CEO, Janet Somsen, has advanced loans to the Company for operations at an 8% interest rate, due on demand. The principal balances due were $6,876 and $6,876 at March 31, 2013 and 2012, respectively. In addition, accrued interest of $1,167 and $618 was owed to Ms. Somsen at March 31, 2013 and 2012.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended March 31, 2013 and March 31, 2012.

	March 31,	March 31,
	2013	2012
Audit fees:
M&K CPAS, PLLC	$7,250	$7,950
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,950

PART IV

Item 15.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Amendment to Registration Statement to be signed on its behalf by the undersigned; thereunto duly authorized, in Salt Lake City, Utah, on this 15th day of July, 2013.

ZIPPY BAGS, INC.

By:	/s/ Janet Somsen
Janet Somsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janet Somsen	President, Chief Executive Officer and Director (Principal Executive Officer)	July 15, 2013
Janet Somsen	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document