Form 10-Q
period 2013-06-30
Zippy Bags Inc.
filed 2013-08-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 182,500,000 (post-split) shares of $0.001 par value common stock outstanding as of August 14, 2013.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013	4
	Statements of Operations for Three Months ended June 30, 2013 and 2012, and the period from August 26, 2010 (inception) to June 30, 2013 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2012 and for the Three Months ended June 30, 2013	6
	Statements of Cash Flows for the Three Months ended June 30, 2013 and 2012, and the period from August 26, 2010 (inception) to June 30, 2013(unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

SIGNATURES		20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets
Cash	$30	$-
Other receivables	30,940	30,940
Total Current Assets	30,970	30,940
Total Assets	30,970	30,940

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$-	$8
Accounts payable	1,150	550
Sales tax payable	8,744	8,744
Income tax payable	2,834	2,834
Accrued interest, related party	1,304	1,167
Accrued Interest	1,641	1,096
Notes payable, related party	6,876	6,876
Notes payable	28,297	26,878
Total current liabilities	50,846	48,153

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,500,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013, respectively	182,500	182,500
Additional paid in capital	(140,500)	(140,500)
Retained earnings (deficit) accumulated during the development stage	(61,876)	(59,213)
Total (deficiency in) stockholders' equity	(19,876)	(17,213)

Total liabilities and (deficiency in) stockholders' equity	$30,970	$30,940

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

			August 26,
	For the Three	For the Three	2010
	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

Revenue	-	-	$102,948

Cost of revenue	-	-	30,106

Gross profit	-	-	72,842

Operating expenses:
General and administrative	1,981	2,861	20,453
Impairment loss on inventory	-	-	8,255
Professional Fees	-	-	90,774

Total operating expenses	1,981	2,861	119,482

Net Operating Income (Loss)	(1,981)	(2,861)	(46,640)

Other income (expense):
Impairment loss on equipment	-	-	(10,313)
Interest income	-	-	295
Interest expense	(682)	(170)	(2,951)
Total other income (expense)	(682)	(170)	(12,969)

Income (Loss) before provision for income taxes	(2,663)	(3,031)	(59,609)

Provision for income taxes	-	-	2,267

Net income (loss)	$(2,663)	$(3,031)	$(61,876)

Net income (loss) per share - basic	$(0.00)	$(0.00)

Net income (loss) per share - diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	182,500,000	182,500,000

Weighted average shares outstanding - diluted	182,500,000	182,500,000

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From date of inception (August 26, 2010) to June 30, 2013
(UNAUDITED)

						Retained
						Earnings (Deficit)
						Accumulated	Total
					Additional	During the	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $0.001 per share	-	$-	180,000,000	$180,000	$(162,000)	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	180,000,000	$180,000	$(162,000)	$(22,554)	$(4,554)

Common stock issued for services at $0.0192 per share on November 28, 2011	-	-	2,500,000	2,500	21,500	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	182,500,000	$182,500	$(140,500)	$(15,281)	$26,719

Net income (loss) for the year ended March 31, 2013	-	-	-	-	-	(43,932)	(43,932)

Balance, March 31, 2013	-	$-	182,500,000	$182,500	$(140,500)	$(59,213)	$(17,213)

Net income (loss) for the three months ended June 30, 2013	-	-	-	-	-	(2,663)	(2,663)

Balance, June 30, 2013	-	$-	182,500,000	$182,500	$(140,500)	$(61,876)	$(19,876)

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 26,
	For the Three	For the Three	2010
	Months Ended	Months Ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,663)	$(3,031)	$(61,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory impairment	-	-	8,255
Impairment loss on equipment	-	-	10,313
Common Stock issued for services	-	-	24,000
Changes in assets and liabilities:
Inventory	-	-	(8,255)
Accounts Payable	600	(747)	1,150
Sales tax payable	-	-	8,744
Income tax payable	-	-	2,834
Accrued expenses	545	746	1,633
Accrued Interest, related party	137	170	1,312

Net cash provided by (used in) operating activities	(1,381)	(2,862)	(11,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Deposit on Equipment	-	-	(41,253)

Net cash provided by (used in) investing activities	-	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of bank overdrafts	(8)	-	-
Proceeds from related party notes payable	-	2,826	15,506
Repayments of related party notes payable	-	-	(8,630)
Proceeds from notes payable, net	1,419	-	28,297
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	1,411	2,826	53,173

Net Increase (Decrease) in cash and cash equivalents	30	(36)	30
Cash and cash equivalents at beginning of period	-	912	-
Cash and cash equivalents at end of period	$30	$876	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$38
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Reclassification of deposit on equipment to other receivable	-	-	30,940
Debt and interest reclassified from related party to non-related party	-	-	707
Common stock issued for services	-	-	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 or March 31, 2013.

Inventory
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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $61,876 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Other Receivable

During the year ended March 31, 2012, the Company made a cash deposit of $41,253 for equipment.  During the years ended March 31, 2013 and 2012, the Company recorded impairments on the deposit of equipment of $6,188 and $4,125.  The impairment was based on the non-refundable portion of the deposit. As of March 31, 2013 the refundable balance of $30,940 was reclassified as other receivable.  Subsequent to March 31, 2013 the Company requested a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.  As of June 30, 2013 the Company has not received any proceeds related to this receivable.

Note 4 – Related Party Transactions

On November 5, 2010, the Company issued 180,000,000 founder’s shares (post-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876 at June 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $1,304 and $1,167 existed at June 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $137 and $137 related to the officer loans for the three months ended June 30, 2013 and 2012.

Note 5 – Notes Payable

Officer Loans

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876 at June 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $1,304 and $1,167 existed at June 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $137 and $137 related to the officer loans for the three months ended June 30, 2013 and 2012.

BK Consulting Notes Payable

From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   The principal balance due were $28,297 and $26,878 at June 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $1,641 and $1,096 existed at June 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $545 and $33 related to loans from BK Consulting during the three months ended June 30, 2013 and 2012.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 6 – Stockholders' Equity

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

On March 27, 2012, the Company amended its certificate of incorporation to increase the authorized capital of the Company to 250,000,000 shares consisting of: (i) 240,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
	Carrying		Level 1	Level 2	Level 3
	Value	Balance
	June 30, 2013	March 31, 2013

None	$-	$	$-	$-	$-

Note 8 – Revenue

The Company recorded $0 in revenue during the three months ended June 30, 2013 and 2012.

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

Note 9 – Subsequent Events

On July 8, 2013 the Company received an unsecured loan in the amount of $30, due on demand, from a major shareholder, BK Consulting, to fund operations.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Sales
No revenue was recognized during the three months ended June 30, 2013 and 2012.

General and administrative expenses
General and administrative expenses were $1,981 for the three months ended June 30, 2013 compared to $2,861 for the three months ended June 30, 2012, a decrease of $880.

Professional fees
Professional fees were $nil and $nil for the three months ended June 30, 2013 and 2012.

Interest Expense
Interest expense for the three months ended June 30, 2013 was $682 compared to $170 for the three months ended June 20, 2012, an increase of $512.  The increase in interest expense for the three months ended June 30, 2013 compared to June 30, 2012 was due primarily to an increase in borrowed debt.

Net Loss
For the reasons above, net loss for the three months ended June 30, 2013 was $2,663.  For the three months ended June 30, 2012 the Company recorded net loss of $3,031.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at June 30, 2013.

June 30, 2013
Total Assets	$30,970

Accumulated (Deficit)	$(61,876)

Stockholders’ Equity (Deficit)	$(19,876)

Net Working Capital (Deficit)	$(19,876)

Since our inception on August 26, 2010, we have generated a net loss of $61,876.  Our cash and cash equivalent balances were $30 and $0 at June 30, 3013 and March 31, 2013 respectively. On June 30, 2013, we had an accumulated deficit of $61,876 and total current liabilities were $50,846.

Net cash used in operating activities totaled $1,381 during the three months ended June 30, 2013. During the period of August 26, 2010 (date of inception) to June 30, 2013 we used $11,890 of cash for operating activities.

During the period of August 26, 2010 (date of inception) to June 30, 2013, we used $41,253 of cash for investing activities.

Financing Activities

Cash provided by financing activities relating to the issuance of shares of common stock during the period of August 26, 2010 (date of inception) to June 30, 2013 was $18,000 as a result of the sale of ninety million (180,000,000) shares (post-split) of common stock, issued with a value of $0.001 to our founder and CEO, Janet Somsen.

Net cash provided by financing activities totaled $1,419 and $53,173 for the three months ended June 30, 2013 and the period from Inception (August 26, 2010) through June 30, 2013, respectively.

Since inception, we have received proceeds of $6,876 (net of repayments of $8,630) from related parties, Janet Somsen CEO in exchange for unsecured promissory notes carrying 8% interest, due on demand.

Since inception, we have received proceeds of $28,297 (net of repayments of $680) from a third party, BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand.

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

ZIPPY BAGS, INC.

Date: August 14, 2013	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)