Form 10-Q
period 2013-09-30
Zippy Bags Inc.
filed 2013-11-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 182,500 shares of $0.001 par value common stock outstanding as of November 14, 2013.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended September 30, 2013

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of September 30, 2013 (unaudited) and March 31, 2013	4
	Statements of Operations for Three Months ended September 30, 2013 and 2012, Six Months ended September 30, 2013 and 2012 and the period from August 26, 2010 (inception) to September 30, 2013 (unaudited)	5
	Statement of Stockholders’ Equity (Deficit) from August 26, 2010 (inception) to March 31, 2013 and for the Six Months ended September 30, 2013	6
	Statements of Cash Flows for the Six Months ended September 30, 2013 and 2012, and the period from August 26, 2010 (inception) to September 30, 2013 (unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

SIGNATURES		21

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zippy Bags, Inc.
(A Development Stage Enterprise)
BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets
Cash	$-	$-
Other receivables	30,940	30,940
Total Current Assets	30,940	30,940
Total Assets	30,940	30,940

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$11	$8
Accounts payable	1,650	550
Sales tax payable	8,744	8,744
Income tax payable	2,834	2,834
Accrued interest, related party	3,655	1,167
Accrued Interest	-	1,096
Notes payable, related party	35,173	6,876
Notes payable	-	26,878
Convertible notes payable	10,670	-
Total current liabilities	62,737	48,153

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,500 shares issued and outstanding as of September 30, 2013 and March 31, 2013, respectively	183	183
Additional paid in capital	51,710	41,817
Retained earnings (deficit) accumulated during the development stage	(83,690)	(59,213)
Total (deficiency in) stockholders' equity	(31,797)	(17,213)

Total liabilities and (deficiency in) stockholders' equity	$30,940	$30,940

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					August 26,
	For the Three	For the Three	For the Six	For the Six	2010
	Months Ended	Months Ended	Months Ended	Months Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	-	-	-	-	$102,948

Cost of revenue	-	-	-	-	30,106

Gross profit	-	-	-	-	72,842

Operating expenses:
General and administrative	1,838	2,518	3,819	5,379	22,291
Impairment loss on inventory	-	-	-	-	8,255
Professional Fees	9,373	9,000	9,373	9,000	100,147

Total operating expenses	11,211	11,518	13,192	14,379	130,693

Net Operating Income (Loss)	(11,211)	(11,518)	(13,192)	(14,379)	(57,851)

Other income (expense):
Impairment loss on equipment	-	-	-	-	(10,313)
Interest income	-	-	-	-	295
Interest expense	(10,603)	(370)	(11,285)	(540)	(13,554)
Total other income (expense)	(10,603)	(370)	(11,285)	(540)	(23,572)

Income (Loss) before provision for income taxes	(21,814)	(11,888)	(24,477)	(14,919)	(81,423)

Provision for income taxes	-	-	-	-	2,267

Net income (loss)	$(21,814)	$(11,888)	$(24,477)	$(14,919)	$(83,690)

Net income (loss) per share - basic	$-	$-	$-	$-

Net income (loss) per share - diluted	$-	$-	$-	$-

Weighted average shares outstanding - basic	182,500	182,500	182,500	182,500

Weighted average shares outstanding - diluted	182,500	182,500	182,500	182,500

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
From date of inception (August 26, 2010) to September 30, 2013
(UNAUDITED)

						Retained
						Earnings (Deficit)
						Accumulated	Total
					Additional	During the	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock issued to founder at $1 per share	-	$-	180,000	$180	$17,820	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	(22,554)	(22,554)

Balance, March 31, 2011	-	$-	180,000	$180	$17,820	$(22,554)	$(4,554)

Common stock issued for services at $9.60 per share on November 28, 2011	-	-	2,500	3	23,997	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	7,273	7,273

Balance, March 31, 2012	-	$-	182,500	$183	$41,817	$(15,281)	$26,719

Net income (loss) for the year ended March 31, 2013	-	-	-	-	-	(43,932)	(43,932)

Balance, March 31, 2013	-	$-	182,500	$183	$41,817	$(59,213)	$(17,213)

Discount related to beneficial conversion feature of convertible debt	-	-	-	-	9,733	-	9,733
Imputed interest on convertible debt	-	-	-	-	160	-	160
Net income (loss) for the six months ended September 30, 2013	-	-	-	-	-	(24,477)	(24,477)

Balance, September 30, 2013	-	$-	182,500	$183	$51,710	$(83,690)	$(31,797)

See accompanying notes to these financial statements.

Zippy Bags, Inc.
 (A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			August 26,
	For the Six	For the Six	2010
	Months Ended	Months Ended	(inception) to
	September 30.	September 30.	September 30.
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(24,477)	$(14,919)	$(83,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,733	-	9,733
Imputed Interest	160	-	160
Inventory impairment	-	-	8,255
Impairment loss on equipment	-	-	10,313
Common Stock issued for services	-	-	24,000
Changes in assets and liabilities:
Inventory	-	-	(8,255)
Accounts Payable	1,100	(760)	1,650
Sales tax payable	-	-	8,744
Income tax payable	-	-	2,834
Accrued expenses	-	(746)	1,088
Accrued Interest, related party	1,392	540	2,567

Net cash provided by (used in) operating activities	(12,092)	(15,885)	(22,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Deposit on Equipment	-	-	(41,253)

Net cash provided by (used in) investing activities	-	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts, net of repayments	3	-	11
Proceeds from related party notes payable	1,419	15,037	16,925
Repayments of related party notes payable	-	-	(8,630)
Proceeds from convertible notes payable	10,670	-	10,670
Proceeds from notes payable, net	-	-	26,878
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	12,092	15,037	63,854

Net Increase (Decrease) in cash and cash equivalents	-	(848)	-
Cash and cash equivalents at beginning of period	-	912	-
Cash and cash equivalents at end of period	$-	$64	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$38
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Debt discount on convertible notes payable	9,733	-	9,733
Reclassification of deposit on equipment to other receivable	-	-	30,940
Debt and interest reclassified from non-related party to related party	26,878	-	26,878
Debt and interest reclassified from related party to non-related party	-	-	707
Common stock issued for services	-	-	24,000

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 or March 31, 2013.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the three and six months ended September 30, 2013 and 2012.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $83,690 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 3 – Other Receivable

During the year ended March 31, 2012, the Company made a cash deposit of $41,253 for equipment.  During the years ended March 31, 2013 and 2012, the Company recorded impairments on the deposit of equipment of $6,188 and $4,125.  The impairment was based on the non-refundable portion of the deposit. As of March 31, 2013 the refundable balance of $30,940 was reclassified as other receivable.  Subsequent to March 31, 2013 the Company requested a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.  As of September 30, 2013 the Company has not received any proceeds related to this receivable.

Note 4 – Related Party Transactions

On November 5, 2010, the Company issued 180,000 founder’s shares (post reverse-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876 at September 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $1,443 and $1,167 existed at September 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $139 and $139 for the three months ended September 30, 2013 and 2012 and $276 and $276 for the six months ended September 30, 2013 and 2012 related to the officer.

During the six months ended September 30, 2013 the Company reclassified notes payable and accrued interest due to BK Consulting in the amount $26,878 from non-related party to related party.   During the six months ended September 30, 2013 the Company also received proceeds of $1,419 from issuance notes payable and proceeds of $10,670 from issuance of convertible notes from BK Consulting.

Note 5 – Debt

Officer Loans
From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  The principal balances due were $6,876 and $6,876 at September 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $1,443 and $1,167 existed at September 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $139 and $139 for the three months ended September 30, 2013 and 2012 and $276 and $276 for the six months ended September 30, 2013 and 2012 related to the officer.

BK Consulting Notes Payable
From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   The principal balance due were $28,297 and $26,878 at September 30, 2013 and March 31, 2013, respectively.  In addition, accrued interest of $2,212 and $1,096 existed at September 30, 2013 and March 31, 2013, respectively.

The Company recorded interest expense in the amount of $571 and $233 for the three months ended September 30, 2013 and 2012 and $1,116 and $265 for the six months ended September 30, 2013 and 2012 related to loans from BK Consulting.

BK Consulting Convertible Notes
During the six months ended September 30, 2013 the Company issued convertible promissory notes for aggregate proceeds in the amount of $10,670.  These loans are non-interest bearing and convertible at the holder discretion into Common Stock at a price of $0.002 per share.  The Company recorded $160 of imputed interest at a rate of 8% on these convertible notes during the six months ended September 30, 2013.  As of September 30, 2013 the balance due on these convertible notes was $10,670.

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the three and six months ended September 30, 2013 the Company recorded debt discounts in the amount of $6,231 and $9,733.  During the three and six months ended September 30, 2013 the Company amortized debt discounts to interest expense in the aggregate amount of $6,231 and $9,733.

Note 6 – Stockholders' Equity

Stock-splits
On August 19, 2013 the Company’s Board of Directors and Majority Shareholders approved a 1000 for 1 reverse stock split of the Company’s common stock.  All reference to share and per share amounts in the consolidated financial statement and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1000 for 1 reverse stock split.

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

Shares Issued
On November 5, 2010, the Company issued 180,000 (post reverse-split) founder’s shares at the par value of $1 (post reverse-split) in exchange for proceeds of $18,000.

On November 28, 2011, the Company issued 2,500 (post reverse-split) shares of common stock at a value of $9.60 (post reverse-split) per share to a service provider as compensation. The aggregate value of $24,000 was charged to operations during the year ended March 31, 2012.  The value of the shares was based on the fair market value of the services provided.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
	Carrying		Level 1	Level 2	Level 3
	Value	Balance
	September 30, 2013	March 31, 2013

Assets	$-	$-	$-	$-	$-

Fair Value Measurements at
	Carrying		Level 1	Level 2	Level 3
	Value	Balance
	September 30, 2013	March 31, 2013

Liabilities	$-	$-	$-	$-	$-

Note 8 – Revenue

The Company recorded $0 in revenue during the three and six months ended September 30, 2013 and 2012.

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

Zippy Bags, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 9 – Subsequent Events

On October 7, 2013, the Company received a non-interest bearing unsecured convertible loan in the amount of $1,650, due on demand, from a major shareholder, BK Consulting, to fund operations.   The loan is convertible at the holder’s discretion into Common Shares at a rate of $0.002 per share.  The Company recorded a discount in the amount of $1,238 on the convertible notes conversion feature.

In October, the Company received an equipment deposit refund of $30,940 and subsequently repaid notes payable due to BK Consulting in the amount of $30,509.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Sales
No revenue was recognized during the three months ended September 30, 2013 and 2012.

General and administrative expenses
General and administrative expenses were $1,838 for the three months ended September 30, 2013 compared to $2,518 for the three months ended September 30, 2012, a decrease of $680.

Professional fees
Professional fees were $9,373 for the three months ended September 30, 2013 and 2012 compared to $9,000 for the three months ended September 30, 2012, an increase of $373.

Interest Expense
Interest expense for the three months ended September 30, 2013 was $10,603 compared to $370 for the three months ended September 30, 2012, an increase of $10,223.  Approximately 58.8% or $6,231 of the interest expense was associated with the amortization of the discounts on the Company’s convertible notes.

Net Loss
For the reasons above, net loss for the three months ended September 30, 2013 was $21,814.  For the three months ended September 30, 2012 the Company recorded net loss of $11,888.

Results of Operations for the Six Months Ended September 30, 2013 and 2012

Sales
No revenue was recognized during the six months ended September 30, 2013 and 2012.

General and administrative expenses
General and administrative expenses were $3,819 for the six months ended September 30, 2013 compared to $5,379 for the six months ended September 30, 2012, a decrease of $1,560.

Professional fees
Professional fees were $9,373 for the six months ended September 30, 2013 compared to $9,000 for the six months ended September 30, 2012, an increase of $373.

Interest Expense
Interest expense for the six months ended September 30, 2013 was $11,285 compared to $540 for the six months ended September 30, 2012, an increase of $10,745.  Approximately 86.25% or $9,733 of the interest expense was associated with the amortization of the discounts on the Company’s convertible notes.

Net Loss
For the reasons above, net loss for the six months ended September 30, 2013 was $24,477.  For the six months ended September 30, 2012 the Company recorded net loss of $14,919.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at September 30, 2013.

September 30, 2013
Total Assets	$30,940

Accumulated (Deficit)	$(83,690)

Stockholders’ Equity (Deficit)	$(31,797)

Net Working Capital (Deficit)	$(31,797)

Since our inception on August 26, 2010, we have generated a net loss of $83,690.  Our cash and cash equivalent balances were $0 and $0 at September 30, 3013 and March 31, 2013 respectively. On September 30, 2013, we had an accumulated deficit of $83,690 and total current liabilities were $62,737.

During the six months ended September 30, 2013 the Company used cash from operating activities in the amount of $12,092. This consisted of a net loss of $24,477 offset by non-cash charges for the amortization of debt discount on convertible notes payable of $9,733, imputed interest of $160.  The Company’s cash position was also reduced by $2,492 as a result of changes in the components of current assets and liabilities. During the period of August 26, 2010 (date of inception) to September 30, 2013 we used $22,601 of cash for operating activities.

During the period of August 26, 2010 (date of inception) to September 30, 2013, we used $41,253 of cash for investing activities.

Financing Activities

During the six months ended September 30, 2013 the Company generated cash from financing activities in the amount of$12,092.  This consisted of net bank overdrafts of $3, proceeds from the issuance of notes payable, of $1,419 and proceeds from issuance of convertible notes in the amount of $10,670.  During the period of August 26, 2010 (date of inception) to September 30, 2013 we generated cash from financing activities in the amount of $63,854.

Since inception, we have received proceeds of $6,876 (net of repayments of $8,630) from related parties, Janet Somsen CEO in exchange for unsecured promissory notes carrying 8% interest, due on demand.

Since inception, we have received proceeds of $28,297 (net of repayments of $680) from related parties, BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand.  We have also received proceeds of $10,670 from BK Consulting in exchange for convertible promissory notes since inception.

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

ZIPPY BAGS, INC.

Date: November 14, 2013	By:	/s/Janet Somsen
Janet Somsen
President, Chief Executive Officer, Chief Financial Officer Director (Principal Executive Officer, Chief Financial Officer, and Principal Accounting Officer)