Form 10-K
period 2014-03-31
Zippy Bags Inc.
filed 2014-06-04
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $300,995

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 9,805,044 shares of common stock par value $0.001 as of June 2, 2014.

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

Since its inception, on August 26, 2010, Zippy has incurred small losses through March 31, 2014.

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

There can be no assurance that we will be able to compete against these snowboard and bike carrying bag businesses such as the following:

Burton.com

Burton is an international company that manufactures an entire line of snowboards, snowboard bags, snowboard boots and bindings, clothing and accessories. They feature seven different models of snowboard bags in a variety of colors.

Dakine.com

Dakine is a company that features five different models of snowboard bags that has been in this line of business since 1979.

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

Janet Somsen received a one-time salary payment of $266 during the year ended March 31, 2014 but discontinued to receive any salary or benefits in any form. Ms. Somsen is currently devoting more than 40 hours a week to the company.

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

Our independent auditors noted in their report accompanying our financial statements for the period ended March 31, 2014 that we have losses from inception and limited operating resources.  As of March 31, 2014, we have a net loss from inception in the amount of $118,524. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. At March 31, 2014, we had cash of $0. We do not currently have sufficient capital resources to fund operations. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

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

WE HAVE A SHORT DEVELOPMENT STAGE OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED BY A START UP COMPANY.

We have a short development stage operating history from inception (August 26, 2010) to March 31, 2014 for investors to evaluate the potential of our business development. We are continuing our attempts to try to market our product and to try to build a customer base for our product. We do not have any customers at this time.

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

WE MAY NEED ADDITIONAL CAPITAL TO DEVELOP OUR BUSINESS.

The development of our product will require the commitment of resources to increase the advertising, marketing and future expansion of our business. In addition, expenditures will be required to enable us in 2014 to conduct planned business research, development of new affiliate and associate offices, and marketing of our existing and future products. Currently, we have no established bank-financing arrangements. Therefore, it is possible that we would need to seek additional financing through subsequent future private offering of our equity securities, or other arrangements with corporate partners unknown of at this time.

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

WE MAY NOT BE ABLE TO BUILD OUR BRAND AWARENESS.

Development and awareness of our brand Zippy Bags will depend largely upon our success in creating a customer base and potential referral sources. In order to attract and retain customers and to promote and maintain our brand in response to competitive pressures, management plans to gradually increase our marketing and advertising budgets. If we are unable to economically promote or maintain our brand, then our business, results of operations and financial condition could be severely harmed. The Company had working capital deficit of $16,869 as of March 31, 2014.

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

It is anticipated that we may need to obtain a loan from Janet Somsen or BK Consulting to cover these additional costs and expenses. In the event that we are unable to secure such a loan from Ms. Somsen, BK Consulting, or some other source(s), unknown at this time, we will not be able to continue forward and our business will fail.

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

OUR CONTROLLING SECURITY HOLDER MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

As of March 31, 2014 Ms. Janet Somsen beneficially owned approximately 45% of our capital stock with voting rights. In this case, Ms. Somsen will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and he will have significant control over our management and policies. The directors elected by our controlling security holder will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holder will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

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

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted under the symbol “ZPPB” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”).  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets for the high and low bid quotations for our common stock as reported on the OTCBB for the periods indicated.

Quarter Ended	High	Low
June 30, 2012	2,500.00	635.00
September 30, 2012	650.00	67.50
December 31, 2012	82.50	67.50
March 31, 2013	143.05	8.90

Quarter Ended	High	Low
June 30, 2013	14.50	4.20
September 30, 2013	6.00	2.50
December 31, 2013	3.80	0.51
March 31, 2014	1.73	0.86

On May 2, 2014 the closing price of our common stock was $0.86.

(b) Holders of Common Stock

As of May 2, 2014 there were approximately twenty four (24) shareholders of 9,805,044 share of our common stock, including approximately 57,583 shares in Cede & Co.

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

As of March 31, 2014, the Company did not have any equity compensation plans.

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

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for the next six months, and we will need to obtain additional financing to operate our business for the next six months. Our “burn rate” is approximately $2,110 per month. Most of our expenses are anticipated to be legal, accounting, transfer agent, and other costs associated with being a public company. Additional financing, whether through public or private equity or debt financing, arrangements with the security holder or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

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

Results of Operations for the Years Ended March 31, 2014 and March 31, 2013, and the period from Inception (August 26, 2010) to March 31, 2014.

This discussion may contain forward looking-statements that involve risks and uncertainties.  Our future results could differ materially from the forward looking-statements discussed in this report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in the report.

Sales
Revenue was $0 for the years ended March 31, 2014 and 2013.  Revenue was $102,948 for the period from inception (August 26, 2010) to March 31, 2014.  The Company had one sale to one customer in the amount of $102,948 during the year ended March 31, 2012.  This sale should not be considered an indication of future sales, and the Company has no assurance that this customer will have a need for the Company’s products in the future.

Cost of Goods Sold
Cost of goods sold was $0 for the years ended March 31, 2014 and 2013.  Cost of goods sold were $30,106 for the period from inception (August 26, 2010) through March 31, 2014.  Cost of sales consisted of the costs associated with the Company’s single sale of its product to a single customer during the year ended 2012. Cost of sales for the period should not be considered an indicator of future levels of cost of sales as the manufacture of these products was outsourced; the Company intends to manufacture its products internally in the future.

General and Administrative Expenses
General and administrative expenses were $8,232 during the year ended March 31, 2014, compared to $11,852 during the year ended March 31, 2013, a decrease of $3,620.  Since inception (August 26, 2010) through March 31, 2014 the Company has incurred general and administrative expenses in the amount of $26,704.  General and administrative expenses consist primarily of a one-time salary payment to Ms. Somsen, filing fees, and bank charges.

Professional Fees
Professional fees were $17,354 for the year ended March 31, 2014, compared to $16,000 for the year ended March 31, 2013, an increase of $1,354.  Professional fees were $108,128 for the period from inception (August 26, 2010) to March 31, 2014.   Professional fees consist primarily of consulting, legal, and accounting fees.

Interest Income
Interest income was $0 during the years ended March 31, 2014 and 2013. Interest income was $295 from the period of inception (August 26, 2010) to March 31, 2014.  Interest income consists of interest earned on a related party loan.

Interest Expense
Interest expense for the year ended March 31, 2014 was $33,725, consisting of $1,721 from interest on notes payable, $31,151 from the beneficial conversion feature on convertible notes, and $853 in imputed interest on convertible notes compared to interest expense of $1,637 on notes payable during the year ended March 31, 2013.  Interest expense was $35,994 from the period of inception (August 26, 2010) to March 31, 2014.  Interest expense consists of interest on the company’s notes payable, beneficial conversion feature on convertible notes, and imputed interest on convertible notes.

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

The following table summarizes total assets, accumulated deficit, stockholder’s equity and working capital at March 31, 2014.

March 31, 2014
Total Assets	$-

Accumulated (Deficit)	$(118,524)

Stockholders’ Equity (Deficit)	$(16,869)

Net Working Capital (Deficit)	$(16,869)

Since our inception on August 26, 2010, we have generated a net loss of $118,524.  Our cash and cash equivalent balances were $0 and $0 at March 31, 2014 and March 31, 2013 respectively. On March 31, 2014, we had an accumulated deficit of $118,524 and total current liabilities were $16,869.

During the year ended March 31, 2014 the Company provided cash from operating activities in the amount of $4,265. This consisted of a net loss of $59,311 offset by non-cash charges for the amortization of debt discount on convertible notes payable of $31,151, imputed interest of $853 and an increase in the Company’s cash position by $31,572 as a result of changes in the components of assets and liabilities. During the period of August 26, 2010 (date of inception) to March 31, 2014 we used $6,244 of cash for operating activities.

Investing Activities

Cash used in investing activities was $nil during the years ended March 31, 2014 and 2013.  For the period from inception (August 26, 2010) to March 31, 2014, cash used in investing activities was $41,253.

Financing Activities

During the year ended March 31, 2014 the Company used cash from financing activities in the amount of $4,265.  This primarily consisted of proceeds from the issuance of notes payable, of $1,419, proceeds from issuance of convertible notes in the amount of $22,621, and repayments of notes payable in the amount of $28,297.  During the period of August 26, 2010 (date of inception) to March 31, 2014 we generated cash from financing activities in the amount of $47,497.

Since inception, we have received proceeds of $6,876 (net of repayments of $15,950) from related parties, Janet Somsen CEO in exchange for unsecured promissory notes carrying 8% interest, due on demand.  During the year ended March 31, 2014 the Company issued a convertible note payable in the amount of $8,530 for outstanding principal and interest related from these notes.  The convertible notes payable bear no interest and are convertible into shares of the Company’s common stock at a rate of $0.002.

Since inception, we have received proceeds of $0 (net of repayments of $30,297) from related parties, BK Consulting in exchange for unsecured promissory notes carrying 8% interest, due on demand.  We have also received proceeds of $22,621 from BK Consulting in exchange for convertible promissory notes since inception.

Since inception, our capital needs have entirely been met by these sales of stock and short term debt financings.

Additional Disclosure of Outstanding Share Data

We have 10,000,000 shares of preferred stock authorized, and 490,000,000 shares of common stock authorized.

As of March 31, 2014, we had no shares of preferred stock and 9,804,044 shares (post-reverse split) of common stock issued and outstanding, including approximately 57,583 share in Cede and co.

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

Expected Purchase or Sale of Significant Equipment

During the year ended March 31, 2012 the Company paid a deposit of $41,253 on the purchase of equipment.  During the years ended March 31, 2014 and 2013, the Company recorded impairments on the deposit of equipment of $0 and $6,188.  The impairment was based on the non-refundable portion of the deposit.  During the year ended March 31, 2013 the Company requested a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.  As of March 31, 2013 the Company reclassified the $30,940 deposit on equipment as other receivables as shown Company’s balance sheets.  During the year ended March 31, 2014, the Company received the refund in the amount of $30,940.

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

Stock Based Compensation Expense

The Company adopted FASB guidance on stock based compensation upon inception on August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company did not issue any stock and stock options for services and compensation for the period from August 26, 2010 (Inception) through March 31, 2014.

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

Recently Issued Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Plan of Operation

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

Our independent auditors have added an explanatory paragraph to their report of our financial statements for the period ended March 31, 2014, stating that our net loss from inception $118,524, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this prospectus do not include any adjustments that might result from the outcome of this uncertainty. If we fail to obtain additional financing, either through an offering of our securities or by obtaining loans, we may be forced to cease our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Zippy Bags, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the period from inception on August 26, 2010 through March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $118,524 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 4, 2014

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	March 31,
	2014	2013
ASSETS
Current assets
Other receivables	-	30,940
Total current assets	-	30,940
Total assets	-	30,940

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$-	$8
Accounts payable	1,650	550
Sales tax payable	8,885	8,744
Income tax payable	2,834	2,834
Accrued interest, related party	-	1,167
Accrued Interest	-	1,096
Notes payable, related party	-	6,876
Notes payable	-	26,878
Convertible notes payable, related party, net	3,500	-
Total current liabilities	16,869	48,153

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 9,805,044 and 182,500 shares issued and outstanding as of March 31, 2014 and March 31, 2013, respectively	9,805	183
Additional paid in capital	91,850	41,817
Retained earnings (deficit) accumulated during the development stage	(118,524)	(59,213)
Total (deficiency in) stockholders' equity	(16,869)	(17,213)

Total liabilities and (deficiency in) stockholders' equity	$-	$30,940

See notes to financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			August 26,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenue	-	-	102,948

Cost of revenue	-	-	30,106

Gross profit	-	-	72,842

Operating expenses:
General and administrative	8,232	11,852	26,704
Impairment loss on inventory	-	8,255	8,255
Professional fees	17,354	16,000	108,128

Total operating expenses	25,586	36,107	143,087

Net Operating Income (Loss)	(25,586)	(36,107)	(70,245)

Other income (expense):
Impairment loss on equipment	-	(6,188)	(10,313)
Interest income	-	-	295
Interest expense	(33,725)	(1,637)	(35,994)
Total other income (expense)	(33,725)	(7,825)	(46,012)

Income (Loss) before provision for income taxes	(59,311)	(43,932)	(116,257)

Provision for income taxes	-	-	2,267

Net income (loss)	$(59,311)	$(43,932)	$(118,524)

Net income (loss) per share - basic	$(0.11)	$(0.24)

Net income (loss) per share - diluted	$(0.11)	$(0.24)

Weighted average shares outstanding - basic	536,457	182,500

Weighted average shares outstanding - diluted	536,457	182,500

See notes to financial statements.

ZIPPY BAGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From date of inception (August 26, 2010) to March 31, 2014

							Retained
							Earnings (Deficit)
							Accumulated	Total
					Additional		During the	(Deficiency in)
	Preferred Stock		Common Stock		Paid-In	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Equity

Common stock issued to founder at $1 per share	-	$-	180,000	$180	$17,820	$-	$-	$18,000
Net income (loss) from August 26, 2010 (inception) to March 31, 2011	-	-	-	-	$-	-	(22,554)	(22,554)
Balance, March 31, 2011	-	$-	180,000	$180	$17,820	$-	$(22,554)	$(4,554)
Common stock issued for services at $9.60 per share on November 28, 2011	-	-	2,500	3	23,997	-	-	24,000
Net income (loss) for the year ended March 31, 2012	-	-	-	-	-	-	7,273	7,273
Balance, March 31, 2012	-	$-	182,500	$183	$41,817	$-	$(15,281)	$26,719
Net income (loss) for the year ended March 31, 2013	-	-	-	-	-	-	(43,932)	(43,932)
Balance, March 31, 2013	-	$-	182,500	$183	$41,817	$-	$(59,213)	$(17,213)
Discount related to beneficial conversion feature of convertible debt	-	-	-	-	31,151	-	-	31,151
Imputed interest on convertible debt	-	-	-	-	853	-	-	853
Common stock issued as fractional shares from reverse split	-	-	336	-	-	-	-	-
Common stock issued for conversion of debt	-	-	9,622,208	9,622	18,029		-	27,651
Net income (loss) for the year ended March 31, 2014	-	-	-	-	-	-	(59,311)	(59,311)
Balance, March 31, 2014	-	$-	9,805,044	$9,805	$91,850	$	$(118,524)	$(16,869)

See notes to financial statements.

ZIPPY BAGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			August 26,
	For the	For the	2010
	Year Ended	Year Ended	(inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(59,311)	$(43,932)	$(118,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,151	-	31,151
Imputed Interest	853	-	853
Inventory impairment	-	8,255	8,255
Impairment loss on equipment	-	6,188	10,313
Common stock issued for services	-	-	24,000
Changes in assets and liabilities:
Inventory	-	-	(8,255)
Prepaid expense and other receivables	30,940	-	30,940
Accounts Payable	1,100	(1,506)	1,650
Sales tax payable	141	1,692	8,885
Income tax payable	-	567	2,834
Accrued expenses	-	1,088	1,088
Accrued interest	(1,096)	-	(1,096)
Accrued Interest, related party	487	549	1,662

Net cash provided by (used in) operating activities	4,265	(27,099)	(6,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for Deposit on Equipment	-	-	(41,253)

Net cash provided by (used in) investing activities	-	-	(41,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments of) bank overdrafts	(8)	8	-
Proceeds from related party notes payable	1,419	-	16,925
Repayments of related party notes payable	(28,297)	-	(36,927)
Proceeds from convertible notes payable, related party	22,621	-	22,621
Proceeds from notes payable, net	-	26,179	26,878
Proceeds from sale of common stock	-	-	18,000

Net cash provided by (used in) financing activities	(4,265)	26,187	47,497

Net Increase (Decrease) in cash and cash equivalents	-	(912)	-
Cash and cash equivalents at beginning of period	-	912	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,330	$-	$2,368
Income taxes paid	$-	$-	$-
NON-CASH TRANSACTIONS
Debt discount on convertible notes payable	31,151	-	31,151
Conversion of convertible notes payable to common stock	27,651	-	27,651
Reclassification of deposit on equipment to other receivable	-	30,940	30,940
Note payable and accrued interest reclassified to convertible note	8,530	-	8,530
Debt and interest reclassified from non-related party to related party	26,878	-	26,878
Debt and interest reclassified from related party to non-related party	-	707	707
Common stock issued for services	-	-	24,000

 See notes to financial statements.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 or March 31, 2013.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the years ended March 31, 2014 and 2013.

Recently Issued Accounting Pronouncements
In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses from operations resulting in an accumulated deficit of $118,524 as of March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Receivables

During the year ended March 31, 2012, the Company made a cash deposit of $41,253 for equipment.  During the years ended March 31, 2014 and 2013, the Company recorded impairments on the deposit of equipment of $0 and $6,188.  The impairment was based on the non-refundable portion of the deposit. As of March 31, 2013 the refundable balance of $30,940 was reclassified as other receivable.  During the year ended March 31, 2014 the Company received a refund of the refundable portion of the deposit from the equipment manufacture in the amount of $30,940.

Note 4 – Related Party Transactions

On November 5, 2010, the Company issued 180,000 founder’s shares (post reverse-split) at the par value of $0.001 in exchange for proceeds of $18,000 to the Company’s CEO.

During the year ended March 31, 2014, Janet Somsen, the Company's CEO and founder received compensation in the amount of $266.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  On February 17, 2014, the Company exchanged the outstanding principal of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530.  The convertible promissory note bears no interest and is convertible into common stock at the holders’ discretion at a rate of $0.002.  On March 7, 2014, Janet Somsen, elected to convert $8,530 into 4,265,000 shares of common stock. The convertible note conversion was done within the conversion term. No gain (loss) was recorded for this conversion.

The Company recorded interest expense in the amount of $487 and $550 for the years ended March 31, 2014 and 2013 related to the officer notes payable and included in interest expense $32 of imputed interest on the convertible notes payable during the year ended March 31, 2014.

During the year ended March 31, 2014 the Company reclassified notes payable and accrued interest due to BK Consulting in the amount $26,878 from non-related party to related party.   During the year ended March 31, 2014 the Company also received proceeds of $1,419 from issuance notes payable and proceeds of $22,621from issuance of convertible notes from BK Consulting.  Also, during the year ended March 31, 2014 the Company repaid $28,297 principal and $2,330 interest on notes payable to BK Consulting.  On March 26, 2014, BK Consulting, elected to convert convertible notes in the amount of $8,415 at a conversion price of $2 per share into 4,208 shares of common stock and convertible notes in the amount of $947 at a conversion price of $0.002 into 473,500 shares of common stock. The convertible note conversions were done within the conversion term. No gain (loss) was recorded for these conversions.

The Company recorded interest expense in the amount of $1,234 and $1,088 for the years ended March 31, 2014 and 2013 related to the BK Consulting notes payable and included in interest expense $821 of imputed interest on the convertible notes payable during the year ended March 31, 2014.

Note 5 – Debt

Officer Note
From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  On February 17, 2014, the Company exchanged the outstanding principal of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530.  The convertible promissory note bears no interest and is convertible at the holders’ discretion into common stock at a rate of $0.002.  On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock.

The Company recorded interest expense in the amount of $487 and $550 for the years ended March 31, 2014 and 2013 related to the officer notes payable and included in interest expense $32 of imputed interest on the convertible notes payable.

BK Consulting Notes Payable
From time to time the Company has received loans from BK Consulting and Associates, P.C. (“BK Consulting”) to fund operations at an 8% per annum interest rate, due on demand.   During the year ended March 31, 2014 the Company received proceeds in the amount of $1,419.  Also, during the year ended March 31, 2014 the Company repaid $28,297 principal and $2,330 interest on notes payable to BK Consulting.

The principal balance due were $0 and $26,878 at March 31, 2014 and March 31, 2013, respectively.  In addition, accrued interest of $0 and $1,096 existed at March 31, 2014 and March 31, 2013, respectively. The Company recorded interest expense in the amount of $1,234 and $1,088 for the years ended March 31, 2014 and 2013 and related to loans from BK Consulting.

Convertible Notes
During the year ended March 31, 2014 the Company issued convertible promissory notes for aggregate proceeds in the amount of $22,621, from BK Consulting.  These loans are non-interest bearing and convertible at the holder discretion into Common stock. Of the $22,621, $8,415 is convertible at a price of $2 per share, which was adjusted for the reverse stock split on August 19, 2013 and $14,206 is convertible at a price of $0.002 per share.  The Company recorded $821 of imputed interest at a rate of 8% on these convertible notes during the year ended March 31, 2014.  On March 26, 2014, BK Consulting, elected to convert $9,362 of convertible notes into 477,708 share of common stock.  The convertible note conversions were done within the conversion term. No gain (loss) was recorded for these conversions.

On February 17, 2014, the Company exchanged a note payable to Janet Somsen in the amount of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530.  The convertible promissory note bears no interest and is convertible at the holders’ discretion into common stock at a rate of $0.002.  On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock.  The Company recorded $32 of imputed interest at a rate of 8% on this convertible note during the year ended March 31, 2014. The convertible note conversion was done within the conversion term. No gain (loss) was recorded for this conversion.

On March 25, 2014 BK Consulting sold an aggregate of $9,759 in convertible notes to third party investors.  On March 26, 2014 those note holders notified the Company and elected to convert convertible notes in the amount of $9,759 into 4,879,500 shares of common stock.  The Company did not record any imputed interest on these third party convertible notes. The convertible note conversions were done within the conversion term. No gain (loss) was recorded for these conversions.

As of March 31, 2014 the balance due on convertible notes was $3,500.

Discounts on Convertible Notes Payable
The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method.  The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes.  These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the year ended March 31, 2014 the Company recorded debt discounts in the amount of $31,151.  During the year ended March 31, 2014 the Company amortized debt discounts to interest expense in the aggregate amount of $31,151.

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

On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock.

On March 26, 2014 third party note holders notified the Company and elected to convert convertible notes in the amount of $9,759 into 4,879,500 shares of common stock.

On March 26, 2014, BK Consulting, elected to convert convertible notes in the amount of $8,415 at a conversion price of $2 per share into 4,208 shares of common stock and convertible notes in the amount of $947 at a conversion price of $0.002 into 473,500 shares of common stock.

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

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Carrying
	Value	Balance
	March 31, 2014	March 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

			Fair Value Measurements at
	Carrying
	Value	Balance
	March 31, 2014	March 31, 2014	Level 1	Level 2	Level 3

Liabilities	$3,500	$3,500	$-	$3,500	$-

Fair Value Measurements at
Carrying
	Value	Balance
	March 31, 2013	March 31, 2013	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

Fair Value Measurements at
Carrying
	Value	Balance
	March 31, 2013	March 31, 2013	Level 1	Level 2	Level 3

Liabilities	$-	$-	$-	$-	$-

Note 8 – Revenue

The Company recorded $0 in revenue during the years ended March 31, 2014 and 2013.

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

Note 9 – Income Taxes

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

For the years ended March 31, 2014, and 2013, respectively, the Company produced net operating losses before provision for income taxes of $59,311, and $43,932 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2014 and 2013.

The federal and state income tax provision (benefit) is summarized as follows:

	For the year ended
	March 31,
	2014	2013
Current Expense
Federal income tax expense (benefit)	$-	$-

Deferred Taxes
Federal income tax	19,879	10,321
Less: valuation allowance	(19,879)	(10,321)
Total Deferred Taxes	-	-

Total income tax expense	$-	$-

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that future net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2014.

Note 10 – Subsequent Events

On April 8, 2014, the Company received a non-interest bearing unsecured convertible loan in the amount of $1,650, due on demand, from a major shareholder, BK Consulting, to fund operations.   The loan is convertible at the holder’s discretion into Common Shares at a rate of $0.002 per share.  The Company recorded a discount in the amount of $1,650 on the convertible notes conversion feature.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and directors as of March 31, 2014. Our Executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE
Janet Somsen	61	Chief Executive Officer, President, Chief Financial Officer, Secretary	August 26, 2010

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

MANAGEMENT BIOGRAPHIES

Set forth below is a description of the recent employment and business experience of our Directors and Executive Officers:

Janet Somsen; Chief Executive Officer, President, Chief Financial Officer

Ms. Janet Somsen, aged 61, is the Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer) and (Principal Financial Officer) of the Company. She was appointed on August 26, 2010 and is responsible for overseeing all aspects of the company.

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

Item 11.  Executive Compensation.

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below. The following table summarizes all compensation from August 26, 2010 (inception) to March 31, 2014.

SUMMARY COMPENSATION TABLE

			OTHER ANNUAL COMPENSATION REMUNERATION
NAME PRINCIPAL OTHER	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED		YEAR	SALARY $	BONUS $

Janet Somsen	Chief Executive Officer, President, Chief Financial Officer	(a)	2012	$1,800	$-0-
		(b)	2013	$-0-	$-0-
		(c)	2014	$266	$-0-

(a) For the twelve months ended March 31, 2012
(b) For the twelve months ended March 31, 2013
(b) For the twelve months ended March 31, 2014

The following table sets forth all the remuneration of our Director and Officers for the period from inception on August 26, 2010, through to the end of the period on March 31, 2014:

NAME OF INDIVIDUAL	CAPACITIES IN WHICH RENUMERATION WAS RECEIVED	AGGREGATE CASH REMUNERATION

Janet Somsen	Chief Executive Officer, President, Chief Financial Officer	$2,066
Total	All Officers and Directors	$2,066

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

As of March 31, 2014, there were a total of 9,805,044 shares (post reverse-split) of common stock issued and outstanding.

(1) This table is based on 9,805,044 shares (post reverse-split) of common stock outstanding.

As of March 31, 2014, we had the following security holder holding greater than 5%:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Janet Somsen, 3464 South Magnolia Dr. Magna, UT 84044	4,365,000	44.5%

Common Stock	All executive officers and directors as a group	4,365,000	44.5%

Item 13 . Certain Relationships and Related Transactions, and Director Independence.

From time to time, the Company’s CEO and founder, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand.  On February 17, 2014, the Company exchanged the outstanding principal of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530.  The convertible promissory note bears no interest and is convertible at the holders’ discretion into common stock at a rate of $0.002.  On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock.

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended March 31, 2014 and March 31, 2013.

	March 31,	March 31,
	2014	2013
Audit fees:
M&K CPAS, PLLC	$7,250	$7,250
Audit-related fees:
M&K CPAS, PLLC	—	—
Tax fees:	—	—
All other fees:	—	—
Total fees paid or accrued to our principal accountant	$7,250	$7,250

PART IV

Item 15.  Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Amendment to Registration Statement to be signed on its behalf by the undersigned; thereunto duly authorized, in Salt Lake City, Utah, on this 4th day of June, 2014.

ZIPPY BAGS, INC.

By:	/s/ Janet Somsen
Janet Somsen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Amendment to the Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Janet Somsen	President, Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2014
Janet Somsen	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document