Form 10-Q
period 2014-06-30
Zippy Bags Inc.
filed 2014-08-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173680

ZIPPY BAGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 8, 20/F, AIA Tower,Nos 251A-301, Avenida Commercial de Macau, Macau
(Address of principal executive offices)

+853 8294-2333
(Registrant's telephone number)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 20,000,338 shares of $0.001 par value common stock outstanding as of August 8, 2014.

ZIPPY BAGS, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2014

Unless otherwise noted, references in this registration statement to "Zippy Bags, Inc." the "Company," "we," "our" or "us" means Zippy Bags, Inc. and its subsidiaries. The Company is in the process of taking certain steps to change its name to "Glorywin Entertainment Group Inc."

FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements".  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may, "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Zippy Bags, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
ASSETS	(UNAUDITED)
Current assets
Cash and Bank Balances	$14,983	$-
Deposits and other Receivables	4,911
Total Current Assets	19,894	-
Total Assets	19,894	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	$-	$-
Accounts payable	-	1,650
Sales tax payable	-	8,885
Income tax payable	-	2,834
Convertible notes payable, related party	-	3,500
Due to a director	1,890	-
Total current liabilities	1,890	16,869
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,000,338 and 9,805,044 shares issued and outstanding as of June 30, 2014 and March 31, 2014, respectively	20,001	9,805
Additional paid in capital	90,831	91,850
Retained earnings (deficit)	(92,828)	(118,524)
Total stockholders' equity	18,004	(16,869)

Total liabilities and stockholders' equity	$19,894	$-

See accompanying notes to these financial statements.

Zippy Bags, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

Revenue	$121,264	$-

Operating expenses:
General and administrative	79,419	1,981
Professional fees	16,149	-
Total operating expenses	95,568	1,981

Net Operating Income (Loss)	25,696	(1,981)

Other income (expense):
Interest expense	-	(682)
Total other income (expense)	-	(682)

Income (Loss) before provision for income taxes	25,696	(2,663)

Net income (loss)	$25,696	$(2,663)

Net income (loss) per share – basic	$0.00	$(0.00)

Net income (loss) per share – diluted	$0.00	$(0.00)

Weighted average shares outstanding – basic	11,261,514	182,500

Weighted average shares outstanding – diluted	11,261514	182,500

See accompanying notes to these financial statements.

Zippy Bags, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,696	$(2,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses and other receivables	(4,910)	-
Accounts Payable	-	600
Accrued expenses	-	545
Accrued Interest, related party	-	137

Net cash provided by (used in) operating activities	20,786	(1,381)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for acquisition of Company under common control	(7,693)	-
CASH USED FOR INVESTING ACTIVITIES	(7,693)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from a director	123,153	-
Repayment to director	(121,263)
Proceeds from (repayments of) bank overdrafts	-	(8)
Proceeds from related party notes payable	-	1,419

Net cash provided by (used in) financing activities	1,890	1,411

Net Increase (Decrease) in cash and cash equivalents	14,983	30
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$14,983	$30

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Shares issued for acquisition Top Point	10,195	-
Cash paid for acquisition of Wonderful Gate	7,693	-
Debt Forgiveness	(16,869)	-

See accompanying notes to these financial statements.

Zippy Bags, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Zippy Bags, Inc. ("the Company"), was incorporated in the state of Nevada on August 26, 2010 ("Inception"). The Company was initially formed to market a snowboard carrying bag locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers. On June 17, 2014, the Company acquired Top Point Limited for 10,195,293 shares of its common stock, a commonly held company.  On the same date, the Company paid $7,693 to acquire Wonderful Gate Strategy, another commonly held company.  Since takeover by new management on June 17, 2014, the Company started a new business, as a junket operator to the online operations of 2 land-based casinos in Cambodia.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31.

The Company owned its subsidiaries on June 17, 2014. The following table depicts the identity of our 100% owned subsidiaries:

Name of Subsidiary	Place of Incorporation
Top Point Limited	Samoa
Wonderful Gate Strategy Company Limited	Macau

Basis of Presentation

The consolidated financial statements presented in this report are the combined financial reports of the Company, Top Point Limited and Wonderful gate Strategy Company Limited.

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

The consolidated financial statements present the Balance Sheet, Statements of Operations, and Cash Flows of the Company. These consolidated financial statements are presented in United States dollars. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Top Point Limited and Wonderful Gate Strategy Company Limited of which are under common control and ownership. The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

Use of Estimates
The preparation of consolidated financial statements that conform with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time, however, actual results could differ materially from those estimates.

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were cash equivalents as of June 30, 2014.   Cash balance is $14,983 and $0 as of June 30, 2014 and March 31, 2014, respectively.

Revenue Concentration
The Company wholly owned subsidiary, Wonderful Gate Strategy Company Limited has two customers.  Both customer accounts for 100% of total revenue during the period ended June 30, 2014.

Equipment
Equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful lives of 5 years of the related assets.

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

Zippy Bags, Inc.
Notes to Condensed Consolidated Financial Statements
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

Fair value of Financial Instruments
Financial instruments consist principally of cash and accounts receivable. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments.

Foreign Currency Translation
The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company's operating business based in Macau is Hon Kong Dollars (HKD). The consolidated financial statements are translated into United States dollars from HKD with a ratio of USD1.00=HKD7.8, which was the closing exchange rate at June 30, 2014.  The operating subsidiary's statement of income, balance sheet and cash flow are recorded with a ratio of HKD1.00=RMB0.78, which was the average exchange rate during the period.

Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods. All of our revenue transactions are transacted in the functional currencies. We have not entered into any material transactions that are either originated, or to be settled, in currencies other than the HKD, RMB or USD. Accordingly, transaction gains or losses have not had, and are not expected to have a material effect on our results of operations.

Revenue Recognition
Revenues from service contracts are recognized as services are performed if collectability is reasonably assured.

The Company engaged in provision of junket services to bring VIP customers to the online operations of 2 land-based casinos in Cambodia.  The Company also provides technical support services to these 2 casinos regarding their online casino platforms.  In summary, the Company is charging the 2 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 2 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 2 casinos.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2014 or for the three months ended June 30, 2014.

Recently Issued Accounting Pronouncements
The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;

-The private company lessee has a leasing arrangement with the lessor;

-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

Zippy Bags, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered reoccurring net losses from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
As shown in the accompanying financial statements, the Company has incurred an accumulated loss of $92,828 for the period from inception to June 30, 2014 and has generated revenues of $121,264 over the same period. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Acquisitions

 On June 17, 2014, the Company entered into a share exchange agreement with Top Point (a newly developed company commonly owned).  The Company issued 10,195,293 shares of common stock to two related party to acquire 1,000 common shares (100%) of Top Point which are owned by the same management of the Company.

On the same date June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  One of the owners of Wonderful Gate was appointed as Chief Financial Officer of the Company.

Since takeover by new management on June 17, 2014, the Company started a new business, as a junket operator to the online operations of 2 land-based casinos in Cambodia, and stopped its bag business.

The acquisition was accounted for as acquisition by entities under common control due to the fact that each Company were and continue to be held by the Company and its affiliates.  The ownership structure of the Company did not change as a result.

Due to acquisition of entities under common control, balances have been combined at historical cost for all periods presented, with no step-up in basis.  See below for the recognition entry for the stock issued and cash paid for the acquisitions:

Acquisition of Top Point
Additional paid-in capital	$10,195
Common Stock, based on par value	$(10,195)

Acquisition of Wonderful Gate
Additional paid-in capital	$7,693
Cash Paid	$(7,693)

Note 4 – Stockholders' Equity

Stock-splits
On August 19, 2013 the Company's Board of Directors and Majority Shareholders approved a 1000 for 1 reverse stock split of the Company's common stock. All reference to share and per share amounts in the consolidated financial statement and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1000 for 1 reverse stock split.

On January 16, 2013 the Company's Board of Directors and Majority Shareholders approved a 2 for 1 forward stock split of the Company's common stock.

On February 24, 2012 the Company approved a 5 for 1 forward stock split of the Company's common stock.

Shares Authorized
On August 26, 2010, the Company's certificate of incorporation authorized 90,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On March 27, 2012, the Company amended its certificate of incorporation to increase the authorized capital of the Company to 250,000,000 shares consisting of: (i) 240,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

On January 29, 2013, the Company amended its  Certificate of Incorporation to increase the authorized capital of the Company to 500,000,000 shares consisting of: (i) 490,000,000 shares of common stock having a par value of $0.001 per share, and (ii) 10,000,000 shares of preferred stock having a par value of $0.001 per share.

Shares Issued
On November 5, 2010, the Company issued 180,000 (post reverse-split) founder's shares at the par value of $0.001 in exchange for proceeds of $18,000.

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

On March 26, 2014, BK Consulting elected to convert convertible notes in the amount of $8,415 at a conversion price of $2 per share into 4,208 shares of common stock and convertible notes in the amount of $947 at a conversion price of $0.002 into 473,500 shares of common stock.

On June 17 2014, the Company issued 10,195,293 restricted shares to two related party as consideration its interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

Debt forgiveness by related party
During the period ended June 30, 2014, former management paid and release the Company of $16,869 of outstanding liabilities.  Due to related party relationship, the transaction was accounted for as contributed capital.

Acquisitions
On June 17 2014, the Company issued 10,195,293 restricted shares to two related party as consideration its interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  Due to related party transactions, the balance is recorded as additional paid-in capital.

Note 5 – Related Party Transactions

During the period, a related party advance the Company $123,153 to pay for expenses; during the period, the $121,264 of revenue earned during the period was used to pay for related party debt. As of June 30, 2014, a balance of $1,890 remains outstanding.

During the period ended June 30, 2014, former management paid and release the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

On June 17, 2014, the Company issued 10,195,293 restricted shares to two related parties in their interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 17, 2014 the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  One of the owners of Wonderful Gate was appointed as Chief Financial Officer of the Company.

Note 6 - Debt

During the period ended June 30, 2014, former management paid and release the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

During the period, a related party advance the Company $123,153 to pay for expenses; during the same period $121,264 of the revenue earned was applied as a reduction in debt.  As of June 30, 2014, a balance of $1,890 remains outstanding.

Note 7 – Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company's financial statements as reflected herein. The carrying amounts of cash, accounts receivables, amount due to a director and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Carrying
	Value	Balance
	June 30, 2014	March 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

			Fair Value Measurements at
	Carrying
	Value	Balance
	June 30, 2014	March 31, 2014	Level 1	Level 2	Level 3

Liabilities	$-	$3,500	$-	$-	$-

Note 8 – Revenue

During the period ended June 30, 2014, Wonderful Gate engaged in provision of junket services to bring VIP customers to the online operations of 2 land-based casinos in Cambodia.  The Company also provides technical support services to these 2 casinos regarding their online casino platforms.  In summary, the Company is charging the 2 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 2 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 2 casinos.

As of June 30, 2014, the Company recorded $121,264 in revenues as junket commission and technical support fees from 2 land-based casinos in Cambodia during the three months ended June 30, 2014.  The revenue earned during the period was applied as reduction in related party debt, as of June 30, 2014, the balance owed to related party is $1,890 (see Note 5 and 6)

Note 9 – Subsequent events

There were no subsequent events through the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

The Company was formed in the state of Nevada on August 26, 2010 to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, the Company, through its 100% indirectly owned subsidiary, Wonderful Gate Strategy Company Limited, is principally engaged in provision of junket services to bring VIP customers to the online operations of 2 land-based casinos in Cambodia.  The Company also provides technical support services to these 2 casinos regarding their online casino platforms.  In summary, we are charging the 2 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, we are charging the 2 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 2 casinos.

We have established an internet website (www.glorywingroup.com)  which set forth general information for the Company.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months. Our ability to maintain sufficient liquidity is independent on our ability to raise additional capital.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Sales
Revenue of $121, 264 and $0 was recognized during the three months ended June 30, 2014 and 2013.  Revenues were comprised of junket commission and technical support fee charged to 2 casinos for the 8 days from June 23, 2014 to June 30, 2014.

General and administrative expenses
General and administrative expenses were $79,419 for the three months ended June 30, 2014 compared to $1,981 for the three months ended June 30, 2013, an increase of $77,438. The majority of our administrative expenses are salaries and rental expenses.

Net Profit / Loss
For the reasons above, net profit for the three months ended June 30, 2014 was $25,696.  Excluding the non-cash and once-off merger costs, the Company recorded an operating income of $25,696 based on 8 days revenues from its new business operations.  For the three months ended June 30, 2013 the Company recorded net loss of $2,663 with no revenues.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at June 30, 2014.

June 30, 2014
Total Assets	$19,894

Accumulated (Deficit)	$(92,828)

Stockholders' Equity	$18,004

Net Working Capital	$18,004

Net cash used in operating activities total $20,786 during the three months ended June 30, 2014.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from junket operations and technical service fees.

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

Revenue Recognition

Revenues from service contracts are recognized as services are performed if collectability is reasonably assured.

The Company engaged in provision of junket services to bring VIP customers to the online operations of 2 land-based casinos in Cambodia.  The Company also provides technical support services to these 2 casinos regarding their online casino platforms.  In summary, the Company is charging the 2 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 2 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 2 casinos.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement. Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

-The private company lessee and the lessor are under common control;

-The private company lessee has a leasing arrangement with the lessor;

-Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and

-If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

The FASB has issued Accounting Standards Update (ASU) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization's results from continuing operations. The amendments in this ASU enhance convergence between U.S. GAAP and International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it is effective for annual financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Evaluation of Disclosure Controls and Procedures

Our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the  Exchange Act ) as of the end of the period covered by this report.  Based on the evaluation, he concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee;

●	We do not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control Over Financial Reporting

Due to the change of management on June17, 2014, there were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 23, 2014, the Company issued restricted common stock of 10,195,294 shares to the new management for their business plan and guaranteed profit of not less than $10 million in aggregate in the coming 4 years. The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of The Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPPY BAGS, INC.

Date: August 14, 2014	By:	/s/Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer