Form 10-K/A
period 2014-03-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2014-11-12
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-173680

GLORYWIN ENTERTAINMENT GROUP, INC.
 (f/k/a ZIPPY BAGS, INC.)
(Exact name of Registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 8, 20/F, AIA Tower, Nos
Avenidu Commercial de Macau 251A-301
Macau
 (Address of principal executive offices)
+853 8294-2333
(Registrant's telephone number, including area code)

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,805,044 shares of common stock par value $0.001 as of June 2, 2014.

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the "SEC") on June 4, 2014 (the "Original Filing").  We are filing this in order to make certain modifications to certain disclosure under Item 9A Controls and Procedures.  The changes to Item 9A are the only changes being made to our Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.
The Amendment No. 1 does not change any of the other information contained in the Original Filing.  Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.
Management's Report on Internal Control over Financial Reporting

The Company's CEO and CFO, Janet Somsen, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of March 31, 2014, the company's internal control over financial reporting was not effective based on those criteria.

Management's evaluation was retrospective and conducted as of March 31, 2014, the last day of the fiscal year covered by this Form 10-K. Based upon management's evaluation, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2014 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended March 31, 2014 due to the following material weaknesses:

Company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by COSO. These deficiencies related to each of the five components of internal control as defined by COSO (control environment, risk assessment, control activities, information and communication, and monitoring). These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•
Our control environment did not sufficiently promote effective internal control over financial reporting throughout our organizational structure, and this material weakness was a contributing factor to the other material weaknesses described in this Item 9A;

•	Our board of directors had not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically:
	–	no formally documented financial analysis was presented to our board of directors, specifically fluctuation, variance, trend analysis or business performance reviews;
	–	an effective whistleblower program had not been established;
	–	there was insufficient oversight of external audit specifically related to fees, scope of activities, executive sessions, and monitoring of results;
	–	there was insufficient oversight of accounting principle implementation;
	–	there was insufficient review of related party transactions; and
	–	there was insufficient review of recording of stock transactions.

•
We did not maintained sufficient competent evidence to support the effective operation of our internal controls over financial reporting, specifically related to our board of directors' oversight of quarterly and annual SEC filings; and management's review of SEC filings, journal entries, account analyses and reconciliations, and critical spreadsheet controls;

•
We had inadequate risk assessment controls, including inadequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a material effect on financial reporting;

•	There was inadequate communication from management to employees regarding the general importance of controls and employees duties and control responsibilities;

•
We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls, to ensure that appropriate personnel regularly obtain evidence that controls were functioning effectively and that identified control deficiencies were remediated in a timely manner;

•
We had an inadequate number of trained finance and accounting personnel with appropriate expertise in U.S. generally accepted accounting principles. Accordingly, in certain circumstances, an effective secondary review of technical accounting matters was not performed;

•	We had inadequate controls over our management information systems related to program changes, segregation of duties, and access controls;

•
We had inadequate access and change controls over end-user computing spreadsheets. Specifically, our controls over the completeness, accuracy, validity and restricted access and review of certain spreadsheets used in the period-end financial statement preparation and reporting process were not designed appropriately or did not operate as designed; and

•	We were unable to assess the effectiveness of our internal control over financial reporting in a timely matter.

Financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient: a) levels of supporting documentation; b) review and supervision within the accounting and finance departments; c) preparation and review of footnote disclosures accompanying our financial statements; and d) technical accounting resources. These deficiencies resulted in errors in the financial statements and more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in a more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Inadequate controls over purchases and disbursements. We had inadequate controls over the segregation of duties and authorization of purchases, and the disbursement of funds. These weaknesses increase the likelihood that misappropriation of assets and/or unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in errors in the financial statements and in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. Specifically,

•	We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing and disbursements processes and accounting systems;

•	We had inadequate procedures and controls to ensure proper authorization of purchase orders; and

•	We had inadequate approvals for payment of invoices and wire transfers.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

As of March 31, 2014, we had not completed the remediation of any of these material weaknesses.

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of Securities Exchange Act of 1934, as amended. The discussion above in this Item 9A includes information concerning the controls and controls evaluation referred to in the certifications and those certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

 We are committed to improving our internal control processes and will continue to diligently review our internal control over financial reporting and our disclosure controls and procedures. The failure to implement adequate controls may result in deficient and inaccurate reports under the Exchange Act.

PART II
ITEM 6.                           EXHIBITS
31.1                          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2                          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1                          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2                          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herein

 SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLORYWIN ENTERTAINMENT GROUP, INC.
(f/k/a ZIPPY BAGS, INC.)

November 11, 2014                                                                                                                                 By: \s\ Eng Wah Kung
           Eng Wah Kung
          Chief Executive Officer
          (Principal Executive Officer)

November 11, 2014                                                                                                                                By: \s\ Carmen Lum
        Carmen Lum
        Chief Financial Officer
        (Principal Financial Officer)