Form 10-Q
period 2014-09-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2014-11-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-173680

GLORYWIN ENTERTAINMENT GROUP INC.
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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 20,000,338 shares of $0.001 par value common stock outstanding as of November 12, 2014.

GLORYWIN ENTERTAINMENT GROUP INC.
FORM 10-Q
Quarterly Period Ended September 30, 2014

Unless otherwise noted, references in this registration statement to "Glorywin Entertainment Group Inc." the "Company," "we," "our" or "us" means Glorywin Entertainment Group Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
ASSETS	(UNAUDITED)
Current assets
Cash and Bank Balances	$9,607	$-
Accounts receivables	1,047,609
Deposits and other Receivables	5,836
Total Current Assets	1,063,052	-
Total Assets	1,063,052	-

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$803	$1,650
Sales tax payable	-	8,885
Income tax payable	111,727	2,834
Convertible notes payable, related party	-	3,500
Due to a director	138,882	-
Total current liabilities	251,412	16,869
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,000,338 and 9,805,044 shares issued and outstanding as of September 30, 2014 and March 31, 2014, respectively	20,001	9,805
Additional paid in capital	90,831	91,850
Retained earnings (deficit)	700,808	(118,524)
Total stockholders' equity	811,640	(16,869)

Total liabilities and stockholders' equity	$1,063,052	$-

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenue	$1,048,198	$-	$1,169,462	$-

Cost of revenue	-	-	-	-

Gross profit	1,048,198	-	1,169,462	-

Operating expenses:
General and administrative	109,815	1,838	189,234	3,819
Professional Fees	33,020	9,373	49,169	9,373
Total operating expenses	142,835	11,211	238,403	13,192
Net Operating Income (Loss)	905,363	(11,211)	931,059	(13,192)

Other income (expense):
Interest expense	-	(10,603)	-	(11,285)
Total other income (expense)	-	(10,603)	-	(11,285)
Income (Loss) before provision for income taxes	905,363	(21,814)	931,059	(24,477)
Provision for income taxes	111,727	-	111,727	-
Net income (loss)	$793,636	$(21,814)	$819,332	$(24,477)

Net income (loss) per share - basic	$0.04	$(0.00)	0.05	$(0.00)

Net income (loss) per share - diluted	$0.04	$(0.00)	0.05	$(0.00)

Weighted average shares outstanding - basic	20,000,337	182,500	15,654,802	182,500

Weighted average shares outstanding - diluted	20,000,337	182,500	15,654,802	182,500

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$819,332	$(24,477)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		9,733
		160
Changes in assets and liabilities:
Accounts receivable	(1,047,609)	-
Prepaid expenses and other receivables	(5,836)	-
Account payable and accrued expenses	112,503	2,492

Net cash provided by (used in) operating activities	(121,610)	(12,092)

CASH FLOW FROM INVESTING ACTIVITIES
Cash paid for acquisition of Company under common control	(7,693)	-
CASH USED FOR INVESTING ACTIVITIES	(7,693)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts, net of repayments	-	3
Proceeds from convertible notes payable	-	10,670
Advance from a director	277,906	-
Repayment to director	(138,996)	-
Proceeds from related party notes payable	-	1,419

Net cash provided by (used in) financing activities	138,910	12,092

Net Increase (Decrease) in cash and cash equivalents	9,607	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$9,607	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
NON-CASH TRANSACTIONS
Debt discount on convertible notes payable	-	9,733
Debt and interest reclassified from non-related party to related party	-	26,878
Shares issued for acquisition Top Point	10,195	-
Cash paid for acquisition of Wonderful Gate	7,693	-
Debt Forgiveness	(16,869)	-

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Glorywin Entertainment Group Inc. (the "Company"), was incorporated in the state of Nevada on August 26, 2010 ("Inception") under the name Zippy Bags, Inc. The Company was initially formed to market a snowboard carrying bag locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers. On June 17, 2014, the Company acquired Top Point Limited for 10,195,293 shares of its common stock, a privately held company.  On the same day, the Company paid $7,693 to acquire Wonderful Gate Strategy, another privately held company.  Neither Top Point Limited or Wonderful Gate Strategy had any operations prior to their acquiring by the Company.  Since takeover by new management on June 17, 2014, the Company started a new business, as a junket operator to the online operations of a total of 3 land-based casinos in Cambodia to date.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, Top Point Limited and Wonderful Gate Strategy Company Limited each of which are under common control and ownership. The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were cash equivalents as of September 30, 2014.   Cash balance is $9,607 and $0 as of September 30, 2014 and March 31, 2014, respectively.

Allowance for Doubtful Accounts
Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyse its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of September 30, 2014, three casinos comprise of 100% of revenue.  Allowance for doubtful accounts during the same period ended, September 30, 2014 was $0.

Revenue Concentration
The Company's wholly owned subsidiary, Wonderful Gate Strategy Company Limited has three customers which accounts for 100% of total revenue during the period ended September 30, 2014.

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

Glorywin Entertainment Group Inc.
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

Foreign Currency Translation
The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company's operating business based in Macau is Hong Kong Dollars (HKD). The consolidated financial statements are translated into United States dollars from HKD by using the exchange rate as at September 30, 2014.  The operating subsidiary's statement of income, balance sheet and cash flow are recorded with the average exchange rate during the period.

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

The Company is engaged in the provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  The Company also provides technical support services to these 3 casinos regarding their online casino platforms.  In summary, the Company is charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 3 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 3 casinos.

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

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation upon inception at August 26, 2010. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock and stock options issued for services and compensation for the year ended March 31, 2014 or for the three months ended September 30, 2014.

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

Glorywin Entertainment Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company is a going concern. Although the Company currently has revenue, it has a history of operating losses and the revenue stream is new and heavily concentrated.  These conditions raise doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred accumulated earnings of $700,808 for the period from inception to September 30, 2014 and has generated revenues of $1,048,198 over the same period.

Note 3 – Acquisitions

 On June 17, 2014, the Company entered into a share exchange agreement with Top Point (a newly developed company commonly owned).  The Company issued 10,195,293 shares of common stock to two related parties to acquire 1,000 common shares (100%) of Top Point which are owned by the same management of the Company.

On the same date June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  One of the owners of Wonderful Gate was appointed as Chief Financial Officer of the Company.

Since takeover by new management on June 17, 2014, the Company started a new business, as a junket operator to the online operations of 3 land-based casinos in Cambodia.

The acquisition was accounted for as an acquisition by entities under common control due to the fact that each Company were and continue to be held by the Company and its affiliates.  The ownership structure of the Company did not change as a result.

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

Note 4 – Stockholders' Equity

Stock-splits
On August 19, 2013, the Company's Board of Directors and Majority Shareholders approved a 1000 for 1 reverse stock split of the Company's common stock. All reference to share and per share amounts in the consolidated financial statement and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1000 for 1 reverse stock split.

On January 16, 2013, the Company's Board of Directors and Majority Shareholders approved a 2 for 1 forward stock split of the Company's common stock.

On February 24, 2012, the Company approved a 5 for 1 forward stock split of the Company's common stock.

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

On June 17 2014, the Company issued 10,195,293 restricted shares to two related party as consideration for its interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

Debt forgiveness by related party
During the period ended June 30, 2014, former management paid and released the Company of $16,869 of outstanding liabilities.  Due to related party relationship, the transaction was accounted for as contributed capital.

Acquisitions
On June 17 2014, the Company issued 10,195,293 restricted shares to two related parties as consideration for its interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  Due to related party transactions, the balance is recorded as additional paid-in capital.

Glorywin Entertainment Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Related Party Transactions

During the period ended September 30, 2014, a related party advanced the Company $277,906 to pay for expenses; during the period, the $121,264 of revenue earned during the period was used to pay for related party debt. During the same period, a cash repayment of $17,732 was made.  As of September 30, 2014, a balance of $138,882 remains outstanding.

During the period ended September 30, 2014, former management paid and released the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

On June 17, 2014, the Company issued 10,195,293 restricted shares to two related parties in exchange for their interest in the 1,000 shares of the company; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 17, 2014 the Company purchased 100% of Wonderful Gate Strategy Company Limited (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693).  One of the owners of Wonderful Gate was appointed as Chief Financial Officer of the Company.

Note 6 - Debt

During the period ended September 30, 2014, former management paid and released the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

During the period ended September 30, 2014, a related party advanced the Company $277,906 to pay for expenses; during the period, the $121,264 of revenue earned during the period was used to pay for related party debt. During the same period, a cash repayment of $17,732 was made.  As of September 30, 2014, a balance of $138,882 remains outstanding.

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

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Carrying
	Value	Balance
	September 30, 2014	March 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

			Fair Value Measurements at
	Carrying
	Value	Balance
	September 30, 2014	March 31, 2014	Level 1	Level 2	Level 3

Liabilities	$-	$3,500	$-	$-	$-

Note 8 – Revenue

During the period ended September 30, 2014, Wonderful Gate engaged in the provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  The Company also provides technical support services to these 3 casinos regarding their online casino platforms.  In summary, the Company is charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 3 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 3 casinos.

As of September 30, 2014, the Company recorded $1,169,462 in revenues as junket commission and technical support fees from 3 land-based casinos in Cambodia during the three months ended September 30, 2014.   As of September 30, 2014, the account receivables of $1,047,609 remains outstanding after deduction of $121,264 and $589, representing repayment to related party debt and exchange losses respectively.  (see Note 5 and 6).

Note 9 – Subsequent events

There were no subsequent events through the date that the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We were formed in the state of Nevada on August 26, 2010 to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, we, through our 100% indirectly owned subsidiary, Wonderful Gate Strategy Company Limited, is principally engaged in the provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  We also provide technical support services to these 3 casinos regarding their online casino platforms.  In consideration such services, we are charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by us.  In addition, we are charging the 3 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 3 casinos.

We have established an internet website (www.glorywingentertainment.com) which sets forth general information for the Company.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months. Our ability to maintain sufficient liquidity is independent on our ability to raise additional capital.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Sales
Revenue of $1,048,198 and $0 was recognized during the three months ended September 30, 2014 and 2013.  Revenues were comprised of junket commission and a technical support fee charged to 3 casinos.

General and administrative expenses
General and administrative expenses were $109,815 for the three months ended September 30, 2014 compared to $1,838 for the three months ended September 30, 2013, an increase of $107,977. The majority of our administrative expenses are salaries and rental expenses.

Net Profit / Loss
For the reasons above, net profit for the three months ended September 30, 2014 was $793,636.  For the three months ended September 30, 2013 the Company recorded net loss of $21,814.

Results of Operations for the Six Months Ended September 30, 2014 and 2013

Sales
Revenue of $1,169,462 and $0 was recognized during the six months ended September30, 2014 and 2013, respectively.  Revenues were comprised of junket commission and technical support fee charged to 3 casinos.

General and administrative expenses
General and administrative expenses were $189,234 for the six months ended September 30, 2014 compared to $3,819 for the six months ended September 30, 2013, an increase of $185,415. The majority of administrative expenses are salaries and rental expenses.

Professional fees
Professional fees were $49,169 for the six months ended September 30, 2014 compared to $9,373 for the six months ended September 30, 2013, an increase of $39,796.  This increase was a result of the Company's increased operations.

Interest Expense
Interest expense for the six months ended September 30, 2014 is $0 compared to $11,285 for the six months ended September 30, 2013, a decrease of $11,285. Previously, approximately 86.25% or $9,733 of the interest expense was associated with the amortization of the discounts on the Company's convertible notes.

Net Profit/(Loss)
For the reasons set forth above, net profit for the six months ended September 30, 2014 was $819,332.  For the six months ended September 30, 2013, the Company recorded net loss of $24,477.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at September 30, 2014 and June 30, 2014.

	September 30, 2014	June 30,2014
Total Assets	$1,063,052	19,894

Accumulated (Deficit)	$700,808	(92,828)

Stockholders' Equity	$811,640	18,004

Net Working Capital	$811,640	18,004

Net cash used in operating activities total $121,610 during the six months ended September 30, 2014, whereby $111,727 consists of Income Tax Payable.

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

The Company engaged in provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  The Company also provides technical support services to these 3 casinos regarding their online casino platforms.  In summary, the Company is charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 3 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 3 casinos.

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

Our CEO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on the evaluation, he concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee;

●	We do not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control Over Financial Reporting

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLORYWIN ENTERTAINMENT GROUP INC.

Date: November 14, 2014	By:	/s/Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: November 14, 2014	By:	/s/Carmen LUM
Carmen LUM
Chief Financial Officer