Form 10-Q
period 2014-12-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2015-02-04
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 20,800,338 shares of $0.001 par value common stock outstanding as of January 14, 2015.

GLORYWIN ENTERTAINMENT GROUP INC.
FORM 10-Q
Quarterly Period Ended December 31, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
ASSETS	(UNAUDITED)
Current assets
Cash and Bank Balances	$6,944	$-
Accounts receivables	917,883	-
Prepaid Expenses	9,895	-
Other Current Assets	5,843	-
Total Current Assets	940,565	-
Total Assets	940,565	-
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$-	$1,650
Sales tax payable	-	8,885
Macau Sale Tax Payable	-	-
Income tax payable	258,347	2,834
Accrual and other payables	2,580	-
Convertible notes payable, related party	-	3,500
Total Current Liabilities	260,927	16,869
Long Term Debt	-	-
Due to a director	197,635	-
Total Non-Current liabilities	197,635	-
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	-	-
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,800,337 and 9,805,044 shares issued and outstanding as of December 31, 2014 and March 31, 2014, respectively	20,801	9,805
Additional paid in capital	1,494,804	91,850
Retained earnings (deficit) Equity	(1,033,602)	(118,524)
Total stockholders' equity	482,003	(16,869)

Total liabilities and stockholders' equity	$940,565	$-

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Revenue	$1,360,387	$-	$2,529,849	$-

Cost of revenue	-	-	-	-

Gross profit	1,360,387	-	2,529,849	-

Operating expenses:
General and administrative	1,261,007	2,344	1,450,241	6,163
Impairment loss on investment	1,404,479	-	1,404,479	-
Professional Fees	277,918	4,481	327,087	13,854
Total operating expenses	2,943,404	6,825	3,181,807	20,017
Net Operating Income (Loss)	(1,583,017)	(6,825)	(651,958)	(20,017)
Other income (expense):

Interest expense	(4,773)	(6,682)	(4,773)	(17,967)
Total other income (expense)	(4,773)	(6,682)	(4,773)	(17,967)
Income (Loss) before provision for income taxes	(1,587,790)	(13,507)	(656,731)	(37,984)
Provision for income taxes	146,620	-	258,347	-
Net income (loss)	$(1,734,410)	$(13,507)	$(915,078)	$(37,984)

Net income (loss) per share - basic	$(0.09)	$(0.07)	$(0.05)	$(0.21)

Net income (loss) per share - diluted	$(0.09)	$(0.07)	$(0.05)	$(0.21)

Weighted average shares outstanding – basic and diluted	20,116,701	182,836	25,092,988	182,836

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(915,078)	$(37,984)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	15,876
Impairment of Investment	1,404,479	-
Shares Issued for Service	1,400,000	-
Imputed Interest	4,773	442
Changes in assets and liabilities:
Accounts receivable	(917,883)	-
Other assets	(15,738)	30,940
Accounts Payable	-	1,758
Accrued Interest	-	(1,096)
Accrued Interest, related party	260,928	415

Net cash provided by (used in) operating activities	1,221,481	10,351

CASH FLOW FROM INVESTING ACTIVITIES
Investment in related party Company	(1,404,479)	-
Cash paid for acquisition under common control	(7,693)	-
CASH USED FOR INVESTING ACTIVITIES	(1,412,172)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank overdrafts, net of repayments	-	(8)
Proceeds from related party notes payable	-	1,419
Repayment of related party notes payable	-	(28,297)
Proceeds from convertible notes payable	-	16,813
Borrowings on debt - RP	336,631	-
Principle payments on debt	(138,996)	-

Net cash provided by (used in) financing activities	197,635	(10,073)

Net Increase (Decrease) in cash and cash equivalents	6,944	278

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$6,944	$278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	-	2,330

NON-CASH TRANSACTIONS
Shares issued for acquisition of Top Point	10,195	-
Cash paid for acquisition of Wonderful Gate	7,693	-
Debt forgiveness	16,869	-
Debt discount on convertible notes payable	-	15,876
Debt and interest reclassified from non-related party to related party	-	26,878

See accompanying notes to these financial statements.

Glorywin Entertainment Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business
Glorywin Entertainment Group Inc. ("the Company"), was incorporated in the state of Nevada on August 26, 2010 ("Inception"). The Company was initially formed to market a snowboard carrying bag locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers. On June 17, 2014, the Company acquired Top Point Limited ("Top Point"), a commonly held company, for 10,195,293 shares of its common stock.  On the same date, the Company paid $7,693 to acquire Wonderful Gate Strategy Company Limited ("Wonderful Gate Strategy"), another commonly held company.  Since takeover by new management on June 17, 2014, the Company started a new business, as a junket operator to the online operations of total 3 land-based casinos in Cambodia to date.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. The Company follows the same accounting policies in the preparation of interim reports.

The Company has adopted a fiscal year end of March 31.

The Company owned its subsidiaries on June 17, 2014. The following table depicts the identity of our 100% owned subsidiaries:

Name of Subsidiary	Place of Incorporation
Top Point	Samoa
Wonderful Gate Strategy	Macau

Basis of Presentation
The consolidated financial statements presented in this report are the combined financial reports of the Company, Top Point and Wonderful Gate Strategy.

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

Cash and Cash Equivalents
We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were cash equivalents as of December 31, 2014.   Cash balance is $6,944 and $0 as of December 31, 2014 and March 31, 2014, respectively.

Allowance for Doubtful Accounts
Management of the Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.  As of December 31, 2014 three casinos comprised 100% of our revenue.  Allowance for doubtful accounts during the same period ended, December 31, 2014 was $0.

Revenue Concentration
The Company wholly owned subsidiary, Wonderful Gate Strategy has three customers which accounted for 100% of total revenue during the period ended December 31, 2014.

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

Foreign Currency Translation
The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company's operating business based in Macau is Hon Kong Dollars (HKD). The consolidated financial statements are translated into United States dollars from HKD by using the exchange rate as at December 31, 2014.  The operating subsidiary's statement of income, balance sheet and cash flow are recorded with the average exchange rate during the period.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

The Company recognized an impairment loss of $1,404,479 during the period ended December 31, 2014 due to uncertainty regarding profitability and future contracts.

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

Glorywin Entertainment Group Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company continues as a going concern. Although the Company currently has revenue, it has a history of operating losses and the revenue stream is new and heavily concentrated.  Due to these conditions, it raises doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred accumulated losses of $1,033,602 for the period from inception to December 31, 2014 and has generated revenues of $2,529,849 during the nine months period ended December 31, 2014.

Note 3 – Acquisitions

On June 17, 2014, the Company entered into a share exchange agreement with Top Point (a newly developed company commonly owned).  The Company issued 10,195,293 shares of common stock to two related parties to acquire 1,000 common shares (100%) of Top Point which are owned by the same management of the Company.

Also on June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  One of the owners of Wonderful Gate Strategy was appointed as Chief Financial Officer of the Company.

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

Note 4 – Stockholders' Equity

Stock-splits
On August 19, 2013 the Company's Board of Directors and shareholders approved a 1000 for 1 reverse stock split of the Company's common stock. All reference to share and per share amounts in the consolidated financial statement and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the 1000 for 1 reverse stock split.

On January 16, 2013 the Company's Board of Directors and shareholders approved a 2 for 1 forward stock split of the Company's common stock.

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

On March 26, 2014, third party note holders elected to convert convertible notes in the amount of $9,759 into 4,879,500 shares of common stock.

On March 26, 2014, BK Consulting elected to convert convertible notes in the amount of $8,415 at a conversion price of $2 per share into 4,208 shares of common stock and convertible notes in the amount of $947 at a conversion price of $0.002 into 473,500 shares of common stock.

On June 17, 2014, the Company issued 10,195,293 restricted shares to two related parties as consideration for 1,000 shares of the Top Limited; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On November 18, 2014, the Company issued 800,000 restricted shares to two related parties as consideration for their services.  The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

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

On June 17, 2014, the Company purchased 100% of Wonderful Gate Strategy (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  Due to related party relationship, the balance is recorded as additional paid-in capital.

Note 5 – Related Party Transactions

During the period ended December 31, 2014, former management paid and release the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

On June 17, 2014, the Company issued 10,195,293 restricted shares to two related parties for their interest in the 1,000 shares of Top Limited; the shares were booked at par value issuance cost with a decrease to additional paid in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On June 17, 2014 the Company purchased 100% of Wonderful Gate Strategy (a newly developed company commonly owned) from a related party for total cash consideration of $60,000 MOP (equivalent to $7,693 USD).  One of the owners of Wonderful Gate Strategy was appointed as Chief Financial Officer of the Company.

On November 18, 2014, the Company issued 800,000 restricted shares to two related parties as consideration for their services.  The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

On October 22, 2014, the Company entered into an agreement with a related party to purchase a company ("Target Company") incorporated in Kingdom of Cambodia for a total purchase price of $2,000,000.  The completion of the purchase is conditioned upon the Target Company becoming profitable within 12 months from the date of the agreement and the Target Company maintaining all necessary licenses to be operational.  If the two conditions are not satisfied, the fully amount paid will be refunded.  As of December 31, 2014, the Company paid a total of $1,404,479 and given the Target Company has no operations or any contracts in place to satisfy the conditions, the Company recognized an impairment of $1,404,479.

During the period ended December 31, 2014, a related party advanced the Company $336,631 to pay for expenses during the period; the $121,264 of revenue earned during the period was used to pay for related party debt.  During the same period, a cash repayment of $17,732 was made.  As of December 31, 2014, a balance of $197,635 remains outstanding.  Because there was no stated interest rate or maturity date, the Company imputed interest based on 8% interest rate and recorded $4,773 in interest expense as of December 31, 2014.

Note 6 - Debt

During the period ended December 31, 2014, former management paid and released the Company of $16,869 of outstanding liabilities, which consisted of $13,369 of account payable and accrued liabilities and $3,500 of note payable due to BK Consulting.  Due to related party relationship, the transaction was accounted for as contributed capital.

During the period ended December 31, 2014, a related party advanced the Company $336,631 to pay for expenses during the period; the $121,264 of revenue earned during the period was used to pay for related party debt.  During the same period, a cash repayment of $17,732 was made.  As of December 31, 2014, a balance of $197,635 remains outstanding.  Due to no stated interest rate or maturity date, the Company imputed interest based on 8% interest rate and recorded $4,773 in interest expense as of December 31, 2014.

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

The following table provides a summary of the fair values of assets and liabilities:

Fair Value Measurements at
Carrying
	Value	Balance
	December 31, 2014	March 31, 2014	Level 1	Level 2	Level 3

Assets	$-	$-	$-	$-	$-

			Fair Value Measurements at
	Carrying
	Value	Balance
	December 31, 2014	March 31, 2014	Level 1	Level 2	Level 3

Liabilities	$-	$3,500	$-	$-	$-

Note 8 – Revenue

During the period ended December 31, 2014, Wonderful Gate Strategy engaged in provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  The Company also provides technical support services to these 3 casinos regarding their online casino platforms.  In summary, the Company is charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, the Company is charging the 3 casinos 0.05% technical support fees for its maintenance service to the online gaming platform of the 3 casinos.

As of December 31, 2014, the Company recorded $2,529,849 in revenues as junket commission and technical support fees from 3 land-based casinos in Cambodia during the nine months ended December 31, 2014.   As of December 31, 2014, the account receivables of $ 917,883 remains outstanding after deduction of $121,264, representing repayment to related party debt and exchange losses respectively.  (see Note 5 and 6).

Note 9 - Investment

On October 22, 2014, the Company entered into an agreement with a related party to purchase a Company incorporated in Kingdom of Cambodia for a total purchase price of $2,000,000.  The completion of the purchase is conditioned upon the Target Company becoming profitable within 12 months from the date of the agreement and the Target Company maintaining all necessary licenses to be operational.  If the two conditions are not satisfy the fully amount paid will be refunded.  As of December 31, 2014, the Company paid a total of $1,404,479 and given the target company has no operations or any contracts in place to fulfil contract terms the Company recognized an impairment of $1,404,479.

Note 10 – Subsequent events

There were no subsequent events through the date that the financial statements were issued.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

The Company was formed in the state of Nevada on August 26, 2010 under the name "Zippy Bags, Inc." to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, the Company, through its 100% indirectly owned subsidiary, Wonderful Gate Strategy Company Limited, is principally engaged in provision of junket services to bring VIP customers to the online operations of 3 land-based casinos in Cambodia.  The Company also provides technical support services to these 3 casinos regarding their online casino platforms.  In summary, we are charging the 3 casinos 0.2% commission regarding our junket services based on the amount of total bets played by the gamers introduced by the Company.  In addition, we are charging the 3 casinos 0.05% technical support fees regarding our maintenance service to the online gaming platform of the 3 casinos.

On October 30, 2014, the Company filed a certificate of amendment (the "Amendment") to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Glorywin Entertainment Group, Inc." in order to better reflect the direction and business of the Company.

We have established a website (www.glorywinentertainment.com) which set forth general information for the Company.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months. Our ability to maintain sufficient liquidity is independent on our ability to raise additional capital.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Sales
Revenue of $1,360,388 and $0 was recognized during the three months ended December 31, 2014 and 2013.  Revenues for the three months ended December 31, 2014 were comprised of junket commission and technical support fee charged to 3 casinos.

General and administrative expenses
General and administrative expenses were $1,261,007 for the three months ended December 31, 2014 compared to $2,344 for the three months ended December 31, 2013, an increase of $1,258,663. The majority of the increase was due to shares issued for services valued at fair market value in addition to salaries and rental expenses.

Net Profit / Loss
For the reasons above and investment impairment of $1,404,479, net loss for the three months ended December 31, 2014 was $1,734,410.  For the three months ended December 31, 2013 the Company recorded net loss of $13,507.

Results of Operations for the Nine Months Ended December 31, 2014 and 2013

Sales
Revenue of $2,529,849 and $0 was recognized during the nine months ended December 31, 2014 and 2013.  Revenues for the three month ended December 31, 2014 were comprised of junket commission and technical support fee charged to 3 casinos.

General and administrative expenses
General and administrative expenses were $1,450,241 for the nine months ended December 31, 2014 compared to $6,163 for the nine months ended December 31, 2013, an increase of $1,444,078. The majority of the increase was due to shares issued for services valued at fair market value in addition to salaries and rental expenses.

Professional fees
Professional fees were $327,087 for the nine months ended December 31, 2014 compared to $13,854 for the nine months ended December 31, 2013, an increase of $313,233.

Interest Expense
Interest expense for the nine months ended December 31, 2014 is $4,773 compared to $17,967 for the nine months ended December 31, 2013, a decrease of $13,194. Previously, approximately 88.36% or $15,876 of the interest expense was associated with the amortization of the discounts on the Company's convertible notes.

Net Profit/(Loss)
For the reasons above and investment impairment of $1,404,479, net loss for the nine months ended December 31, 2014 was $915,078.  For the nine months ended December 31, 2013 the Company recorded net loss of $37,984.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at December 31, 2014 and March 31, 2014.

	December 31, 2014	March 31, 2014
Total Assets	$940,565	$-

Accumulated (Deficit)	$(1,033,602)	$(118,524)

Stockholders' Equity	$482,003	$(16,869)

Net Working Capital	$482,003	$(16,869)

Net cash used in operating activities total $1,221,481 during the nine months ended December 31, 2014, whereby $146,620 consists of Income Tax Payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 18, 2014, the Company issued 600,000 shares to Taipan Pearl Sdn Bhd, 100,000 shares to Eng Wah Kung, the Company's CEO and 100,000 shares to First Trust Management Inc for services provided. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of the provisions of Section 4(a)(2) and Regulation S thereunder, and the corresponding provisions of state securities laws.

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

ZIPPY BAGS, INC.

Date: February 4, 2015	By:	/s/Eng Wah KUNG
Eng Wah KUNG
Chief Executive Officer

Date: February 4, 2015	By:	/s/Carmen LUM
Carmen LUM
Chief Financial Officer