Form 10-K
period 2015-03-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2015-07-14
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-173680

GLORYWIN ENTERTAINMENT GROUP INC.
(Exact name of Registrant as specified in its charter)

Nevada	27-3369810
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

Room 8, 20/F, AIA Tower, Nos
Avenida Commercial de Macau 251A-301
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

As of September 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on September 30, 2014, was approximately $63,415,460.2

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,800,338 shares of common stock par value $0.001 as of June 24, 2015.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited financial statements are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.

As used in this annual report, the terms "we", "us" and "our" mean Glorywin Entertainment Group Inc., unless otherwise indicate

OVERVIEW AND OUTLOOK

The Company was formed in the state of Nevada on August 26, 2010 under the name "Zippy Bags, Inc." to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, the Company, through its 100% indirectly owned subsidiary, Wonderful Gate Strategy Company Limited, became principally engaged in the service of introducing sub-junkets and information technology infrastructure to land-based casinos. For sub-junkets introduction service and IT infrastructure introduction service performed, we charge 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets from the three casinos located in Cambodia.

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

Recent Developments

The Company is in the process of developing mobile applications to provide gaming to customers where such activity is legal. The software is provided by a third party vendor who is providing the on-line casino platform in selected markets. Development of the mobile application of gaming requires the Company to customize the appearance and branding of the third party software, and establish merchant services to accept payments and facilitate distribution of winnings.

Player acquisition is a key factor for organic growth in the online gaming industry. Players are primarily acquired from affiliates for a fixed fee or percentage of earnings based on negotiated predetermined criteria. Affliates are websites or individuals that attract players through various means such as player news/interest websites, email campaigns or other relationships. The key is that payment to affiliates takes place only when negotiated criteria are met. The criteria may be player minimum deposit, level of play, or revenue earned. The critical element is that unlike most marketing campaigns, the revenues returned by marketing are generally predictable.

The key elements of player retention are the creation of exciting opportunities to maintain player interest and increase play frequency. Similar to land-based casino's compensation programs, the tools used for this purpose include prizes, "free money," opportunities to play against famous (or infamous) players, and tournament qualifications.

On January 19, 2015, the Company entered into a conditional agreement with the Company's major shareholder, Taipan Pearl Sdn Bhd to acquire 100% interest in GWIN Company Limited ("GWIN"), operating Chetaeu De Bavet Club Co ("Chetaeu") a land based casino in Kingdom of Cambodia. Under the terms of the conditional purchase agreement, the Company is entitle to 100% interest of the company. In consideration for the purchase, GWIN made a Refundable Deposit of USD2,000,000 ("Deposit") and will take full operation of the land-based casino for a total of 12 months. Upon the operations achieving at least positive revenue within that 12 months period, the transaction is considered completed with Deposit being the Consideration Purchase Price.

On February 18, 2015, the Company entered into a binding sub agreement worth $2 million with GWIN. Pursuant to the binding sub agreement, the Company would finance the construction amount and Banker's Capital for operations of GWIN. GWIN has extensive experience in promoting gaming business in Asia, as well as implementing fraud and Risk Control, payment processing and compliance with particular respect to gaming. It is envisaged that the parties will work together in a joint venture to raise capital and contribute expertise with the intention of generating revenues, profits and returning value to shareholders.

The Company is currently finalizing due diligence on this transaction and incorporated as part of the due diligence will be an assurance that GWIN does not facilitate gaming in any illegal jurisdictions and are fully compliant  with all laws pertaining to their current operation.

Support and Services

Online support is provided to the Company and sub-junkets by Casino's contracted independent IT company in Vietnam. The IT Company functions also as an independent third party, to confirm on month end sales and commission for each individual party.

Competition

The market for the Company's businesses has relatively low competition in the region of Southeast Asia, being in contract with licensed and regulated land-based casinos. Internationally, primary competition would be expected from offshore gaming companies. With few exceptions, significant listed game companies (many of which are listed on the stock exchanges) operate using their own software. We believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform.

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-K or elsewhere. The following information should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause the Company's actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company's business, financial condition, results of operations and stock price.

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Legality of Gambling Globally and Regionally

Regulations relating to online gaming vary significantly in different jurisdictions. Although the Company can set pre-emptive measures, it is still currently unable to ensure that sub-junkets only receive deposits from gamers in jurisdictions in which we are legally entitled to provide services.

Money Laundering

The Company's online platform provides a borderless access to people from across the globe. Although the Company tightly scrutinizes to prevent illegal gambling, it is uninvitable that money laundering may exist among sub-junkets without our knowledge. The Company is not in a position to predetermine the source of funds from gamers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 100 square feet at Room 8, 20/F, AIA Tower, Nos 251A-301, Avenida Commercial de Macau, Macau for a monthly rent of MOP 10,000. Our current lease expires on October, 2015. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

We also leased a staff quarters in ZhuHai, China for RMB 6,000 monthly rent. This quarters is relatively cheaper than hotel stays or house renting in Macau.

Item 3. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol "GWIN" on the OTCQB operated by the Financial Industry Regulatory Authority, Inc. ("FINRA").  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets for the high and low bid quotations for our common stock as reported on the OTCBB/OTCQB for the periods indicated, as applicable.

Quarter Ended	High	Low
June 30, 2014	0.86	0.56
September 30, 2014	5.80	0.56
December 31, 2014	2.95	1.25
March 31, 2015	2.25	1.25

Quarter Ended	High	Low
June 30, 2013	14.50	4.20
September 30, 2013	6.00	2.50
December 31, 2013	3.80	0.51
March 31, 2014	1.73	0.86

Holders of Common Stock

As of June 24, 2015, there were approximately 65 shareholders of 20,800,338 shares of our common stock.

Dividends

We have never paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2015, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable for a smaller reporting company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations for the Year Ended March 31, 2015 and 2014

Sales

Revenue of $3,853,913 and $nil was recognized for the year ended March 31, 2015 and 2014, respectively.  Revenues for the year ended March 31, 2015 were comprised of introduction fee of junkets and technical support to three casinos.

General and administrative expenses

General and administrative expenses were $2,012,146 for the year ended March 31, 2015 compared to $8,232 for the year ended March 31, 2014, an increase of $2,003,914. The majority of the increase was due to shares issued for services valued at fair market value in addition to salaries and rental expenses.

Net Profit / Loss

Net income for the year ended March 31, 2015 was $1,322,132.  For the year ended March 31, 2014, the Company recorded a net loss of $59,311.

Professional fees

Professional fees were $175,633 for the year ended March 31, 2015 compared to $17,354 for the year ended March 31, 2014, an increase of $158,279 which resulted from the costs of being a public company.

Interest Expense

Interest expense for the year ended March 31, 2015 is $0 compared to $33,725 for the year ended March 31, 2014, a decrease of $33,725.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at March 31, 2015 and March 31, 2014.

	March 31, 2015	March 31, 2014
Total Assets	$496,372	$-

Accumulated (Deficit)	$1,199,852	$(118,524)

Stockholders' Deficit	$(269,741)	$(16,869)

Net Working Capital	$(269,741)	$(16.869)

Net cash provided by operating activities total $2,873,564 for the year ended March 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at different rates, based upon the age of the receivables. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Stock-Based Compensation

The Company accounts for stock based compensation issued to employees in accordance with ASC 718 "Stock Compensation". ASC 718 requires companies to recognize an expense in the statement of income at the grant date of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 "Equity-based payments to nonemployees".

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations. Current income taxes are provided for in accordance with the laws and regulations applicable to the Company as enacted by the relevant tax authorities.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". The amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The Company has elected to early adopt this ASU by removing the inception to date information and all references to development stage.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company's CEO and CFO are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of March 31, 2015, the Company's internal control over financial reporting was not effective based on those criteria.

Management's evaluation was retrospective and conducted as of March 31, 2015, the last day of the fiscal year covered by this Form 10-K. Based upon management's evaluation, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2015 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended March 31, 2015 due to the following material weaknesses:

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

As of March 31, 2015, we had not completed the remediation of any of these material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Wen Wei Wu	48	Non-Executive Chairman
Eng Wah Kung	50	Chief Executive Officer and Director
Carmen Lum	26	Chief Financial Officer and Director
Zhen Long Ho	37	Chief Operating Officer and Director
Boon Siong Lee	33	Director

Mr. Wen Wei WU, aged 48, is the non-executive Chairman of the Company.  He is a citizen of Macau, China.  Mr. Wu is a merchant. From 1984 to 1989, he worked in Longhua Food Factory Co., Ltd. and Mali Plastics Co., Ltd. of Jinjiang City, Fujian Province, China respectively.  In 1993, he went to Yiwu City of Zhejiang Province, China to engage in commerce and trade and successively established Yiwu Xiaomuma Ornament Trading Company, Yiwu Weilainina Ornament Co., Ltd., Guangzhou Tiffany Ornament Co., Ltd., etc.  During his engaging in the trade business, he studied law in the School of Politics of National University of Defense Technology of PLA and obtained a bachelor's degree.   He also participated in many public bodies. In 2005, he established Jinhua Quanzhou Chamber of Commerce and held the post of president of the chamber.  Later, he took the posts of permanent honorary chairman of Hong Kong Guying Village Natives Association, Hong Kong Yangxi Social Club, Hong Kong Wu's Clan Association and Hong Kong Overseas Chinese General Chamber of Commerce.

Mr. Eng Wah KUNG, aged 50, is the CEO and executive director of the Company. He holds a First Class Diploma in Hotel Management with Les Roches, Switzerland. He was the General Manager with Hic Inn, Cambodia prior to joining the Company.  Mr. Kung has been a general manager for several Southeast Asian hotel operations companies since year 2003, including Nha trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years in the senior general management position in the Meetings/Incentives/Convention/Exhibition industry.  He is responsible for over-seeing the future MICE operations of the Company using his extensive skills, knowledge and experience.  In fact, Mr. Kung has established good working relationships with the central governments and local authorities of Cambodia, Vietnam and Malaysia.

Miss Carmen LUM, aged 27, is the CFO and executive director of the Company. She is a Practicing Certified Financial Planner with the qualification obtained from the Financial Planning Association of Malaysia. Miss Lum also holds a Bachelor's Degree (Hons) in Financial Economics from the University Tunku Abdul Rahman, Malaysia. Prior to joining the Company, she had been a personal banker with United Overseas Bank, Kuala Lumpur office and a business development manager with the Kuala Lumpur office of Allianz Insurance, a German listed company. Miss Lum has over 6 years' experience of private banking, financial modeling, forecast, assets management and investment advisory services.  She is also the Vice President of Step Well Equity Inc. a Nevada company which is principally engaged in provision of corporate finance advisory services to various listed and unlisted companies in Hong Kong, China and Malaysia.

Mr. Zhen Long HO, aged 37, is the Chief Operating Officer and executive director of the Company. He holds a Diploma of Computer Science/ Information Technology from the Institute Technologi Pertama, Malaysia. Prior to joining the company, he is a programmer with Onyx Enterprise Sdn Bhd Malaysia from July 97 till May 2004. From June 2004 till August 2011, he was a software development manager with Profdoc Sdn Bhd Malaysia. From September 2011 onwards, he has been acting as the Chief Technology Officer of Neklstech Sdn Bhd, an Information Technology company providing software and healthcare consultancy.  Mr. Ho has over 16 years in the IT industry.

Mr. Boon Siong LEE, aged 33, is an Executive director of the Company. He holds a Bachelor's Degree in Computer Science / Informative Technology from Campbell University. Prior to joining the Company, he was a System Engineer and System Architect with Game Flier (M) Sdn Bhd Malaysia and F-Secure Corporation Sdn Bhd.  Mr. Lee has over 11 years of experience in the IT industry.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers except that Alexander Kunz is the son of Daniel Kunz.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2015 our directors, executive officers and 10% stockholders complied with all applicable filing requirements except that each of Eng Wah Kung and Taipan Pearl Sdn Bhd was late in filing a Form 4 for acquisition of shares of the Company's common stock.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We expect to adopt a code as we develop our business.

Audit Committee

We do not have an audit committee. Our entire Board of Directors carries out the functions of the audit committee.

Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Nomination Procedures for Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report. There has not been any change to the procedures that our shareholder may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended March 31, 2015 and 2014 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders' Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total

		($)	($)	($)	($)	($)	($)	($)
Wen Wei Wu	2015	-	-	-	-	-	-	-
Chairman	2014	-	-	-	-	-	-	-
Eng Wah Kung	2015	27,000	-	-	-	225,000	-	252,000
CEO and Director	2014	-	-	-	-	-	-	-
Carmen Lum	2015	27,000	-	-	-	-	-	27,000
CFO and Director	2014	-	-	-	-	-	-	-
Zhen Long Ho	2015	36,000	-	-	-	-	-	36,000
COO and Director	2014	-	-	-	-	-	-	-
Boon Siong Lee	2015	40,500	-	-	-	-	-	40,500
Director	2014	-	-	-	-	-	-	-
Janet Somsen (1)	2015	-	-	-	-	-	-	-
Former CEO and CFO	2014	266	-	-	-	-	-	266

(1)	Janet Somsen resigned from all positions with the Company in June, 2014.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 24, 2015 by (i) each person who is known by us to beneficially own more than 5% of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all of the Company's officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Capital stock beneficially owned and percentage ownership is based on 20,800,338 shares of Common Stock outstanding on June 24_, 2015 and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days of June 24, 2015.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)

Taipan Pearl Sdn Bhd (3)	11,648,235	(3)	56.00%
Wen Wei Wu (Chairman)	2,912,059		14.00%
Boon Siong Lee (Director)	400,000		1.92%
Eng Wah Kung (CEO and Director)	100.000		0.48%
Carmen Lum (CFO and Director)	0		-
Zhen Lung Ho (COO and Director)	200,000		0.96%

* Less than 1%

(1)	Except as otherwise indicated, the corresponding address of each beneficial owner is Glorywin Entertainment Group Inc., Room 8, 20/F, AIA Tower, No's 251A-301 Avenida Commercial De Macau, Macau.
(2)	Applicable percentage ownership is based on 20,800,338 shares of common stock outstanding as of March 31, 2015.
(3)	Sing Hong Ting is the beneficial owner of the shares owned by Taipan Pearl Sdn Bhd.

Change of Control

As of the date of this report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2015 and 2014 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2015	March 31, 2014
Wenwei Wu	Shareholder of 14% of the Company's interest	0%	$347,177	$-
BK Consulting	former majority shareholder	8%	-	3,500
Total			$347,177	$3,500

On June 17, 2014, Janet Somsen, the Glorywin's original owner, sold 4,365,000 shares to Taipan Pearl Sdn Bhd and Wenwei Wu. As part of the security purchase agreement, all the debts of the Glorywin as of the transaction date would be repaid by Ms. Somsen. On the same day, Glorywin issued 10,195,294 restricted shares to Wenwei Wu, Taipan Pearl Sdn Bhd, Boom Siong Lee and Zhen Long Ho for their interest in the 1,000 shares of Top Point. Simultaneously, Glorywin paid MOP60,000 (approximately $7,692) to acquire Wonderful Gate from Carmen Lum, who was later appointed as Chief Financial Officer of the Company. See Note 1 – NATURE OF BUSINESS for details.

On November 18, 2014, the Company issued 600,000 restricted shares of common stock to Taipan Pearl Sdn Bhd and 100,000 restricted shares of common stock to Eng Wah Kung, the Company's Chief Executive Officer, as consideration for their services provided. The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd, shareholder of 56% of the Company's interest. Pursuant to the Conditional Sale Agreement, the Company shall pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr Sing Hong Ting, the 100% beneficial owner of Taipan Pearl Sdn Bhd. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement and that the Target Company maintains all necessary licenses to be operational. If the two conditions are not satisfied, the amount paid will be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The incremental $2,000,000 would be used in renovating and operating of the Target Company. As of March 31, 2015, the Company paid a total of $3,180,425 and additional 463,286 as of the filing date. Since both the Conditional Sale Agreement and Supplementary Agreement are signed between entities under common control, the transaction was recorded as a distribution to shareholder with the payment is reflected as a reduction of shareholders' equity (additional paid-in capital).

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

The OTCQB on which our common stock is quoted does not have any director independence requirements. We currently use NASDAQ's general definition for determining director independence, which states that "independent director" means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Glorywin Entertainment Group Inc. meet this definition of independence.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, M&K CPAS, PLLC and Malone Bailey, LLP, in connection with the audit of our financial statements for the years ended March 31, 2015 and 2014, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended March 31, 2015($)	Year Ended March 31, 2014($)
Audit fees	60,000	7,250
Audit-related fees
Tax fees
All other fees
Total	60,000	7,250

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to exhibits to our registration statement on Form S-1 filed with the SEC on April 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2015	GLORYWIN ENTERTAINMENT GROUP INC.

	By:	/s/Eng Wah Kung
Eng Wah Kung
Chief Executive Officer

	By:	/s/ Carmen Lum
Carmen Lum
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Wen Wei Wu	Chairman	July 14, 2015
Wen Wei Wu

/s/ Eng Wah Kung	Chief Executive Officer and Director	July 14, 2015
Eng Wah Kung	(Principal Executive Officer)

/s/ Carmen Lum	Chief Financial Officer and Director	July 14, 2015
Carmen Lum	(Principal Financial and Accounting Officer)

/s/ Zhen Long Ho	Chief Operating Officer and Director	July 14, 2015
Zhen Long Ho

/s/ Boon Siong Lee	Director	July 14, 2015
Boon Siong Lee

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED MARCH 31, 2015 AND 2014
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Glorywin Entertainment Group, Inc. and Subsidiaries,

We have audited the accompanying consolidated balance sheet of Glorywin Entertainment Group, Inc. and its subsidiaries (collectively, the "Company") as of March 31, 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
July 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Zippy Bags, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended, and the period from inception on August 26, 2010 through March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zippy Bags, Inc. (A Development Stage Company) as of March 31, 2014 and 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $118,524 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
June 4, 2014

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY ZIPPY BAGS, INC.)
CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and 2014

	As of March 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$28,873	$-
Accounts receivable	463,205	-
Other current assets	4,294	-
Total current assets	496,372	-
Total assets	$496,372	$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$1,650
Accrued liabilities and other payables	74,965	-
Taxes payable	343,971	11,719
Other payables – related parties	347,177	-
Convertible notes payable, related party, net	-	3,500
Total current liabilities	766,113	16,869
Total liabilities	766,113	16,869

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,800,338 shares and 9,805,044 shares issued and outstanding as of March 31, 2015 and 2014, respectively	20,800	9,805
Additional paid-in capital	(1,490,393)	91,850
Accumulated other comprehensive loss	(3,756)	-
Retained earnings (deficit)	1,203,608	(118,524)
Total shareholders' deficit	(269,741)	(16,869)
Total liabilities and shareholders' deficit	$496,372	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY ZIPPY BAGS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Fiscal Years Ended March 31, 2015 and 2014

	For the Years Ended March 31,
	2015	2014
Revenues	$3,853,913	$-
Gross profit	3,853,913	-
Operating expenses:
General and administrative expenses	2,012,146	8,232
Professional fees	175,633	17,354
Total operating expenses	2,187,779	25,586
Income (loss) from operations:	1,666,134	(25,586)
Other expenses:
Interest expenses	-	(33,725)
Total other expenses	-	(33,725)
Income (loss) before provision for income taxes	1,666,134	(59,311)
Provision for income taxes	(344,002)	-
Net income (loss)	$1,322,132	$(59,311)

Comprehensive income (loss):
Net income (loss)	$1,322,132	$(59,311)
Other comprehensive loss
Foreign currency translation adjustment	(3,756)	-
Total comprehensive income (loss)	$1,318,376	$(59,311)

Net income (loss) per share
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)
Weighted average shares outstanding
Basic	18,049,602	536,457
Diluted	18,049,602	536,457

The accompanying notes are an integral part of the consolidated financial statements.

GlORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY ZIPPY BAGS, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Years Ended March 31, 2015 and 2014

	Preferred Stock		Common Stock, Par Value $0.001
	Shares	Amount	Shares	Amount	APIC	AOCI	Retained Earnings (Deficit)	Shareholders' Equity (Deficit)
Balance - March 31, 2013	-	$-	182,500	$183	$41,817	$-	$(59,213)	(17,213)
Discount related to beneficial conversion feature of convertible debt	-	-	-	-	31,151	-	-	31,151
Imputed interest on convertible debt	-	-	-	-	853	-	-	853
Common stock issued as fractional shares from reverse split	-	-	336	-	-	-	-	-
Common stock issued for conversion of debt	-	-	9,622,208	9,622	18,029	-	-	27,651
Net loss for the year ended March 31, 2014	-	-	-	-	-	-	(59,311)	(59,311)
Balance - March 31, 2014	-	-	9,805,044	9,805	91,850	-	(118,524)	(16,869)
Share issued for acquisition of Top Point	-	-	10,195,294	10,195	(10,195)	-	-	-
Share based compensation - employees	-	-	100,000	100	199,900	-	-	200,000
Share issued to third parties for services provided	-	-	100,000	100	199,900	-	-	200,000
Share issued to related parties for services provided	-	-	600,000	600	1,199,400	-	-	1,200,000
Acquisition of Wonderful Gate	-	-	-	-	(7,692)	-	-	(7,692)
Debt forgiveness	-	-	-	-	16,869	-	-	16,869
Distribution to shareholders	-	-	-	-	(3,180,425)	-	-	(3,180,425)
Net income	-	-	-	-	-	-	1,322,132	1,322,132
Exchange reserves	-	-	-	-	-	(3,756)	-	(3,756)
Balance - March 31, 2015	-	$-	20,800,338	$20,800	$(1,490,393)	$(3,756)	$1,203,608	$(269,741)

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY ZIPPY BAGS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended March 31, 2015 and 2014

	For the Years Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,322,132	$(59,311)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Share based compensation - employees	200,000	-
Share issued to third parties for services provided	200,000	-
Share issued to related parties for services provided	1,200,000	-
Amortization of debt discount	-	31,151
Imputed Interest	-	853
Changes in operating assets and liabilities:
Accounts receivable	(463,247)	-
Other current assets	(4,295)	30,940
Accounts payable	-	1,100
Taxes payable	344,002	141
Accrued liabilities and other payables	74,972	(1,096)
Other payables - related parties	-	487

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,873,564	4,265

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	(3,180,425)	-
Repayments of bank overdrafts	-	(8)
Proceeds from related party notes payable	-	22,621
Proceeds from related party advances	497,823	1,419
Repayments of related party notes payable	-	(28,297)
Repayments to related party advances	(158,309)	-

NET CASH USED IN FINANCING ACTIVITIES	(2,840,911)	(4,265)

EFFECT OF EXCHANGE RATE ON CASH	(3,780)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,873	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,873	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$2,330
Income taxes	$-	$-
NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate	$7,692	$-
Debt forgiveness	$16,869	$-
Shares issued for acquisition of Top Point	$10,195	$-
Debt discount on convertible notes payable	$-	$31,151
Conversion of convertible notes payable to common stock	$-	$27,651
Note payable and accrued interest reclassified to convertible note	$-	$8,530
Debt and interest reclassified from non-related party to related party	$-	$26,878

The accompanying notes are an integral part of these consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
(FORMERLY ZIPPY BAGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – NATURE OF BUSINESS

Glorywin Entertainment Group Inc. ("Glorywin"), formerly known as Zippy Bags, Inc., was incorporated in the state of Nevada on August 26, 2010 ("Inception"). It was initially formed to market a snowboard carrying bag locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers.

On June 17, 2014, Janet Somsen, the original owner of Glorywin, entered into a security purchase agreement to sell 44.5% of Glorywin's outstanding shares, or 4,365,000 shares, of common stock, to Taipan Pearl Sdn Bhd and Wenwei Wu in exchange for an aggregate purchase price of $189,004 in cash. At the closing of the transaction, Janet Somsen agreed that the previous officers would resign, and all the debts, consisting of $11,719 of taxes payable, $1,650 of accounts payable, and $3,500 of notes payable due to BK Consulting and Associates, P.C. ("BK Consulting"), would be repaid by Ms. Somsen. Glorywin is a shell company and has no operations.

On the same day, Glorywin entered into a share transfer agreement with Top Point Limited ("Top Point"), a company incorporated in Samoa on April 9, 2014.  Pursuant to the agreement, Glorywin issued 10,195,294 shares of common stock to Wenwei Wu, Taipan Pearl Sdn Bhd, Boom Siong Lee and Zhen Long Ho to acquire 1,000 common shares (100%) of Top Point. Top Point is a shell company and has no operations.

Simultaneously, Glorywin paid Macanese Pataca ("MOP") 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited ("Wonderful Gate"), a company incorporated on March 11, 2009 in Macau, China and had no operation prior to the acquisition, from Carmen Lum. Ms. Lum was later appointed as Chief Financial Officer of Glorywin and its subsidiaries, (collectively, the "Company", "us"). Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. The Company has introduced 25 sub-junkets to three land-based casinos in Cambodia to date, and the Company itself does not hold licence to operate casinos/junket or to conduct gaming promotion business in any country.

The acquisitions were accounted for as acquisitions by entities under common control due to the fact that each company was and continued to be held by the Company and its affiliates. As such, the transaction was recorded on the purchase method of accounting at historical amounts.

After the above transactions, Taipan Pearl Sdn Bhd owns 56.00% interest of the Company and became the biggest shareholder of the Company.

On October 30, 2014, the Company changed its name to Glorywin Entertainment Group, Inc.

Note 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the U.S. Securities and Exchange Commission ("SEC") rules. We included all adjustments that are necessary for the fair presentation of our financial position, results of operations, and cash flows for the periods presented.

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2013"—April 1, 2013 through March 31, 2014
-	"fiscal year 2014"—April 1, 2014 through March 31, 2015

Principles of Consolidation

The consolidated financial statements include the financial statements of Glorywin, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The following table depicts the identity of our subsidiaries as of March 31, 2015:

Name	Date and Domicile of Incorporation	Registered Capital	Effective Ownership	Principal Activities
Top Point Limited	April 9, 2014 Samoa	$50,000	100%	Shell company
Wonderful Gate Strategy Company Limited	March 11, 2009 Macau, China	MOP30,000	100%	Service provider of introducing sub-junkets and information technology infrastructure to land-based casinos

Use of Estimates

The preparation of consolidated financial statements that conform with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates, including those related to bad debts, income taxes, and the valuation of equity transactions. The Company bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at different rates, based upon the age of the receivables. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of March 31, 2015 and 2014, the Company did not establish, based on a review of outstanding balances, an allowance for doubtful accounts.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations. Current income taxes are provided for in accordance with the laws and regulations applicable to the Company as enacted by the relevant tax authorities.

Fair value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Authoritative literature provides a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement as follows:

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

The Company's financial instruments consist principally of cash, accounts receivable, accrued liability and other payables. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of other payables to related parties due to their related party nature.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Wonderful Gate located in Macau is Hong Kong Dollars ("HKD"), and the functional currency of Glorywin and Top Point is the USD. For the entities whose functional currencies are the HKD, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into USD are included in determining comprehensive income. A summary of the conversion rates for the periods presented is as follows:

	March 31, 2015	March 31, 2014
Period end (HKD: USD exchange rate)	7.7545	7.7570

Average fiscal year (HKD: USD exchange rate)	7.7538	7.7571

Revenue Recognition

Since Wonderful Gate was acquired, the Company has been engaged in service of introducing of sub-junkets and information technology (IT) company to land-based casinos and receiving an agreed percentage of total bets as revenue. For sub-junkets introduction service and IT infrastructure introduction service performed, the Company charges 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets from the three casinos located in Cambodia.

At the end of each month, the IT company introduced by the Company generates a bet statement of the three casinos where all the playing information is presented, and that lays the ground for revenue calculation. After both the Company and the casinos agree with the information of the bet statement, settlement is prepared by the casinos and the Company usually gets paid on the 7th of the following month.

As all of the Company's revenues were derived from three casinos located in Cambodia, its revenues and accounts receivable are subject to concentrations of credit risk. If any of the casinos has operating difficulties and fails to make payment in time, the Company's cash flow would be suffered. Besides, the paying ability of the casinos is also dependent on the political, economic and legal environment in Cambodia. The Company has not experienced any losses in such accounts, however, no guarantee of future in-time payment can be made.

Basic and Diluted Earnings (Deficit) per Share

ASC 260 "Earnings per Share," requires dual presentation of basic and diluted earnings (deficit) per share ("EPS") with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (deficit) of the entity. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the confirmation of subscriptions for shares and common stock options (using the treasury stock method). For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company accounts for stock based compensation issued to employees in accordance with ASC 718 "Stock Compensation". ASC 718 requires companies to recognize an expense in the statement of income at the grant date of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC 505-50 "Equity-based payments to nonemployees".

Reverse Stock Split

All preferred and common share amounts (except par value and par value per share amounts) have been retroactively restated to reflect the Company's one thousand-for-one reverse capital stock split effective August 19, 2013, as described in Note 6.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities including such person's immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Note 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". The amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The Company has elected to early adopt this ASU by removing the inception to date information and all references to development stage.

Note 4 – ACCOUNTS RECEIVABLE

Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful, in our case, when the payment of the current month is not settled by the 7th of the following month. As of March 31, 2015, no postponement on payment of revenue incurred.

Accounts receivable consists of the following:
	As of March 31, 2015	As of March 31, 2014
Introduction of IT company	$92,641	$-
Introduction of sub - junkets	370,564	-
Total	$463,205	$-

As of March 31, 2015 and 2014, there was no allowance for doubtful accounts provided.

Note 5 – INCOME TAXES

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes as of March 31, 2015 and 2014 was $344,002 and $nil, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of March 31, 2015.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the years ended March 31, 2015 and 2014, respectively, are summarized as follows:

	Years ended March 31,
	2015	2014
Current taxes	344,002	-
Deferred taxes	-	-
Total	344,002	-

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the years ended March 31, 2015 and 2014:

	Years ended March 31,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
Macau Complementary tax	12%	-
Effect of income tax difference under different tax jurisdictions	9%	-
Total effective income tax rate	21%	-

The principal components of the deferred income tax assets as of March 31, 2015 and 2014 are as follows:

	March 31, 2015	March 31, 2014
Current deferred income tax assets	-	19,879
Less: valuation allowance, current portion	-	(19,879)
Total	-	-

For the years ended March 31, 2015 and 2014, respectively, the Company produced net operating income (loss) before provision for income taxes of $1,666,134 and $(59,311), respectively. Based on the available objective evidence, including the Company's history of its loss, management believed it is more likely than not that future net deferred tax asset would not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2014. No deferred tax assets or liabilities existed as of March 31, 2015.

The Company applied the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2015, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Note 6 - STOCKHOLDERS' EQUITY

Stock-splits

On August 19, 2013, the Company's board of directors and shareholders approved a one thousand-for-one reverse stock split of the Company's common stock. On November 7, 2013, the Company issued 336 shares of common stock as fractional shares from the August 19, 2013 reverse stock split. All reference to share and per share amounts in the consolidated financial statement and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the one thousand-for-one reverse stock split, unless otherwise noted.

Shares Issued

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

On June 17, 2014, the Company issued 10,195,294 restricted shares to Taipan Pearl Sdn Bhd, Wenwei Wu, Boom Siong Lee and Zhen Long Ho as consideration for 1,000 shares of Top Point. The shares were booked at par value issuance cost with a decrease to additional paid-in capital of $10,195 due to treatment requirements for stock granted for an acquisition of an entity under common control. The transaction was accounted for as an acquisition of entity under common control which requires booking the transaction at historical cost.

On November 18, 2014, the Company issued 600,000 restricted shares to Taipan Pearl Sdn Bhd, its major shareholder, 100,000 shares to Eng Wah Kung, its Chief Executive Officer, and 100,000 shares to its public relationship company as consideration for their services provided.  The total fair value of the common stock was $1,600,000 based on the closing price of the Company's common stock on the date of grant and the expense was included in general and administrative expenses for the year ended March 31, 2015. The restriction period is one year from the grant date.

Debt forgiveness by related party

On June 17, 2014, Janet Somsen paid and released the Company of $16,869 of outstanding liabilities. Due to related party relationship, the transaction was accounted for as contributed capital.

Note 7 – RELATED PARTY TRANSACTIONS

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2015 and 2014 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2015	March 31, 2014
Wenwei Wu	Shareholder of 14% of the Company's interest	0%	$347,177	$-
BK Consulting	Former majority shareholder	8%	-	3,500
Total			$347,177	$3,500

The balance of $347,177 on March 31, 2015 included $7,692 that was paid by Weiwei Wu for acquisition of Wonderful Gate.

On February 17, 2014, the Company exchanged a note payable to Janet Somsen in the amount of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530. On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock. The convertible note conversion was done within the conversion term. No gain (loss) was recorded for this conversion. Also see Note 8.

On June 17, 2014, Janet Somsen, the Glorywin's original owner, sold 4,365,000 shares to Taipan Pearl Sdn Bhd and Wenwei Wu. As part of the security purchase agreement, all the debts of the Glorywin as of the transaction date, including $11,719 of taxes payable, $1,650 of accounts payable, and $3,500 of notes payable due to BK Consulting, would be repaid by Ms. Somsen. On the same day, Glorywin issued 10,195,294 restricted shares to Wenwei Wu, Taipan Pearl Sdn Bhd, Boom Siong Lee and Zhen Long Ho for their interest in the 1,000 shares of Top Point. Simultaneously, Glorywin paid MOP60,000 (approximately $7,692) to acquire Wonderful Gate from Carmen Lum, who was later appointed as Chief Financial Officer of the Company. Also see Note 1.

On November 18, 2014, the Company issued 600,000 restricted shares of common stock to Taipan Pearl Sdn Bhd and 100,000 restricted shares of common stock to Eng Wah Kung, the Company's Chief Executive Officer, as consideration for their services provided. The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd, shareholder of 56.00% of the Company's interest. Pursuant to the Conditional Sale Agreement, the Company shall pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr Sing Hong Ting, the 100% beneficial owner of Taipan Pearl Sdn Bhd. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement and that the Target Company maintains all necessary licenses to be operational. If the two conditions are not satisfied, the amount paid will be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The incremental $2,000,000 would be used in renovating and operating of the Target Company. As of March 31, 2015, the Company paid a total of $3,180,425 and additional 463,286 as of the filing date. Since both the Conditional Sale Agreement and Supplementary Agreement are signed between entities under common control, the transaction was recorded as a distribution to shareholder with the payment is reflected as a reduction of shareholders' equity (additional paid-in capital).

Also see debts with related parties in Note 8.

Note 8 - DEBT

Officer Note

From time to time, the Company's the original owner, Janet Somsen, advanced loans to the Company for operations at an 8% per annum interest date, due on demand. On February 17, 2014, the Company exchanged the outstanding principal of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530. The convertible promissory note bears no interest and is convertible at the holders' discretion into common stock at a rate of $0.002. On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock.

The Company recorded interest expense in the amount of $487 for the year ended March 31, 2014 related to the officer notes payable and included in interest expense $32 of imputed interest on the convertible notes payable.

BK Consulting Notes Payable

From time to time the Company has received loans from BK Consulting to fund operations at an 8% per annum interest rate, due on demand. During the year ended March 31, 2014, the Company received proceeds in the amount of $1,419 and repaid $28,297 principal and $2,330 interest on notes payable to BK Consulting.

There was no principal balance due or accrued interest existed at March 31, 2014. The Company recorded interest expense in the amount of $1,234 for the year ended March 31, 2014 related to loans from BK Consulting.

Convertible Notes

During the year ended March 31, 2014, the Company issued convertible promissory notes for aggregate proceeds in the amount of $22,621, from BK Consulting. These loans are noninterest bearing and convertible at the holder discretion into common stock. Of the $22,621, $8,415 is convertible at a price of $2 per share, which was adjusted for the reverse stock split on August 19, 2013 and $14,206 is convertible at a price of $0.002 per share. The Company recorded $821 of imputed interest at a rate of 8% on these convertible notes during the year ended March 31, 2014. On March 26, 2014, BK Consulting, elected to convert $9,362 of convertible notes into 477,708 share of common stock. The convertible note conversions were done within the conversion term. No gain (loss) was recorded for these conversions.

On February 17, 2014, the Company exchanged a note payable to Janet Somsen in the amount of $6,876 and accrued interest of $1,654 for a convertible promissory note in the amount of $8,530. The convertible promissory note bears no interest and is convertible at the holders' discretion into common stock at a rate of $0.002. On March 7, 2014, Janet Somsen, elected to convert convertible notes in the amount of $8,530 into 4,265,000 shares of common stock. The Company recorded $32 of imputed interest at a rate of 8% on this convertible note during the year ended March 31, 2014. The convertible note conversion was done within the conversion term. No gain (loss) was recorded for this conversion.

On March 25, 2014, BK Consulting sold an aggregate of $9,759 in convertible notes to third party investors. On March 26, 2014, those note holders notified the Company and elected to convert convertible notes in the amount of $9,759 into 4,879,500 shares of common stock. The Company did not record any imputed interest on these third party convertible notes. The convertible note conversions were done within the conversion term. No gain (loss) was recorded for these conversions.

As of March 31, 2014, the balance due on convertible notes was $3,500. This balance was paid by Janet Somsen as part of the agreement to sell Glorywin's shares to Taipan Pearl Sdn Bhd and Wenwei Wu on June 17, 2014, also see Note 1.

Discounts on Convertible Notes Payable

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method. The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes. These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the year ended March 31, 2014, the Company recorded debt discounts in the amount of $31,151. During the year ended March 31, 2014, the Company amortized debt discounts to interest expense in the aggregate amount of $31,151.

Note 9 - COMMITMENTS AND CONTINGENCIES

On May 19, 2014, the Company entered into an agreement for the lease of an office place in Macau for monthly rental of MOP10,000 (approximately $1,290). The original lease term began on May 19, 2014 and expired on April 18, 2015. On April 19, 2015, the Company renewed the agreement for another six months. The monthly rental for the renewed lease is MOP11,000, or $1,419. The renewed lease will expire on November 18, 2015.

On May 1, 2014, the Company entered into an agreement for the lease of a staff dormitory in Macau for monthly rental of HKD8, 000 (approximately $1,032). The lease term began on May 1, 2014. The Company terminated the lease on January 31, 2015.

The total rent expenses for years ended March 31, 2015 and 2014 were $26,273 and $0, respectively.

On March 31, 2015, future annual lease payments due pursuant to operation leases amounts to the following:

Fiscal Years Ended March 31,

2016	$10,550
2017	-
2018	-
2019	-
2020 and thereafter	-
Total	$10,550

Note 10 - SUBSEQUENT EVENTS

On July 1, 2015, the Company issued a total of 100,000 restricted shares of the Company's common shares valued at $2.25 per share to Mr. Muhammad Shahrezza Chong as compensation for his service to the Company as Director of Public Relationships.