Form 10-Q
period 2015-06-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2015-08-13
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 20,900,338 shares of $0.001 par value common stock outstanding as of August 7, 2015.

GLORYWIN ENTERTAINMENT GROUP INC.
FORM 10-Q
Quarterly Period Ended June 30, 2015

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

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and March 31, 2015

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$121,771	$28,873
Accounts receivable	1,518,368	463,205
Other current assets	4,273	4,294
Total current assets	1,644,412	496,372
Total assets	$1,644,412	$496,372

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued liabilities and other payables	$58,346	$74,965
Taxes payable	540,971	343,971
Other payables - related parties	325,900	347,177
Total current liabilities	925,217	766,113
Total liabilities	925,217	766,113

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,800,338 shares issued and outstanding as of June 30, 2015 and March 31, 2015	20,800	20,800
Additional paid-in capital	(1,953,679)	(1,490,393)
Accumulated other comprehensive loss	(3,756)	(3,756)
Retained earnings	2,655,830	1,203,608
Total shareholders' equity (deficit)	719,195	(269,741)
Total liabilities and shareholders' equity (deficit)	$1,644,412	$496,372

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014

Revenues	$1,754,827	$121,264
Gross profit	1,754,827	121,264
Operating expenses:
General and administrative expenses	56,217	79,419
Professional fees	47,381	16,149
Total operating expenses	103,598	95,568
Income before provision for income taxes	1,651,229	25,696
Provision for income taxes	(199,007)	-
Net income	$1,452,222	$25,696

Comprehensive income
Net income	$1,452,222	$25,696
Total comprehensive income	$1,452,222	$25,696

Net income per share
Basic	$0.07	$0.00
Diluted	$0.07	$0.00
Weighted average shares outstanding
Basic	20,800,338	11,261,514
Diluted	20,800,338	11,261,514

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,452,222	$25,696
Changes in operating assets and liabilities:
Accounts receivable	(1,057,866)	-
Other current assets	-	(4,910)
Taxes payable	199,007	-
Accrued liabilities and other payables	(17,731)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	575,632	20,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(463,286)	-
Proceeds from related party advances	120,179	115,460
Repayments to related party advances	(139,627)	(121,263)

NET CASH USED IN FINANCING ACTIVITIES	(482,734)	(5,803)

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,898	14,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,873	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,771	$14,983

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate	$-	$7,692
Debt forgiveness	$-	$16,869
Shares issued for acquisition of Top Point	$-	$10,195

See notes to unaudited consolidated financial statements

Glorywin Entertainment Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

Simultaneously, Glorywin paid Macanese Pataca ("MOP") 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited ("Wonderful Gate"), a company incorporated on March 11, 2009 in Macau, China and had no operation prior to the acquisition, from Carmen Lum. Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. During the three months ended June 30, 2015, 25 sub-junkets introduced by Wonderful Gate provided service to two land-based casinos in Cambodia. Glorywin and its subsidiaries (collectively, the "Company", "us") do not hold licence to operate casinos/junket or to conduct gaming promotion business in any country.

The acquisitions were accounted for as acquisitions by entities under common control due to the fact that each company was and continued to be held by the Company. As such, the transaction was recorded on the purchase method of accounting at historical amounts.

After the above transactions, Taipan Pearl Sdn Bhd owns 56.00% interest of the Company and became the biggest shareholder of the Company.

On October 30, 2014, the Company changed its name to Glorywin Entertainment Group, Inc.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of March 31, 2015 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2015. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2015, and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

Fair value of Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accrued liability and other payables. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Wonderful Gate located in Macau is Hong Kong Dollars ("HKD"), and the functional currency of Glorywin and Top Point is the USD. The financial statements are translated into US dollars from HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The Hong Kong Monetary Authority ("HKMA"), Hong Kong's central bank, maintains a Linked Exchange Rate System since 1983. The HKMA operates Convertibility Undertakings on both the strong side and the weak side of the Linked Rate of US$1: HK$7.8. Thus, the consistent exchange rate used has been 7.80 HKD per each USD.

Foreign currency transactions are those that required settlement in a currency other than HKD. Gain or loss from foreign currency transactions, or exchange loss, are recognized in income in the period they occur.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	As of June 30, 2015	As of March 31, 2015
Introduction of IT company	$303,674	$92,641
Introduction of sub-junkets	1,214,694	370,564
Total	$1,518,368	$463,205

As of June 30, 2015 and March 31, 2015, there was no allowance for doubtful accounts provided.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the three months ended June 30, 2015 and 2014 was $199,007 and $nil, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of June 30, 2015.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the three months ended June 30, 2015 and 2014, respectively, are summarized as follows:

	Three Months Ended June 30,
	2015	2014
Current taxes	$199,007	$-
Deferred taxes	-	-
Total	$199,007	$-

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
Macau Complementary tax	12%	-
Total effective income tax rate	12%	-

Note 5 – Stockholders' Equity

Shares issued

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

Debt forgiveness by related party

On June 17, 2014, Janet Somsen paid and released the Company of $16,869 of outstanding liabilities. As Ms. Somsen was a shareholder of the Company, the transaction was accounted for as contributed capital.

Note 6 – Related Party Transactions

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on June 30, 2015 and March 31, 2015 were as follows:

Name of related parties	Relationship with the Company	Interests of borrowings	June 30, 2015	March 31, 2015
Wenwei Wu	Shareholder of 14% of the Company's equity interest	-	$ 325,900	$ 347,177
Total			$ 325,900	$ 347,177

The balance of $325,900 on June 30, 2015 included $7,692 that was paid by Wenwei Wu for acquisition of Wonderful Gate.

On June 17, 2014, Janet Somsen, the Glorywin's original owner, sold 4,365,000 shares to Taipan Pearl Sdn Bhd and Wenwei Wu. As part of the security purchase agreement, all the debts of the Glorywin as of the transaction date, including $11,719 of taxes payable, $1,650 of accounts payable, and $3,500 of notes payable due to BK Consulting, would be repaid by Ms. Somsen. On the same day, Glorywin issued 10,195,294 restricted shares to Wenwei Wu, Taipan Pearl Sdn Bhd, Boom Siong Lee and Zhen Long Ho for their interest in the 1,000 shares of Top Point. Simultaneously, Glorywin paid MOP60,000 (approximately $7,692) to acquire Wonderful Gate from Carmen Lum. Also see Note 1.

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd, shareholder of 56.00% of the Company's interest. Pursuant to the Conditional Sale Agreement, the Company shall pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr Sing Hong Ting, the 100% beneficial owner of Taipan Pearl Sdn Bhd. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement and that the Target Company maintains all necessary licenses to be operational. If the two conditions are not satisfied, the amount paid will be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The incremental $2,000,000 would be used in renovating and operating of the Target Company. As of June 30, 2015 and March 31, 2015, the Company paid a total of $3,643,711 and $3,180,425, respectively. Since both the Conditional Sale Agreement and Supplementary Agreement are signed between entities under common control, the transaction was recorded as a distribution to shareholder with the payment reflected as a deduction on shareholder's equity (additional paid-in capital).

On November 18, 2014, the Company issued 600,000 restricted shares of common stock to Taipan Pearl Sdn Bhd and 100,000 restricted shares of common stock to Eng Wah Kung, the Company's Chief Executive Officer, as consideration for their services provided. The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

Note 7 – Commitments and Contingencies

On May 19, 2014, the Company entered into an agreement for the lease of an office in Macau for monthly rental of MOP10,000 (approximately $1,290). The original lease term began on May 19, 2014 and expired on April 18, 2015. On April 19, 2015, the Company renewed the agreement for another six months. The monthly rental for the renewed lease is MOP11,000, or $1,410. The renewed lease will expire on November 18, 2015.

The total rent expenses for the three months ended June 30, 2015 and 2014 were $3,734 and $0, respectively.

Note 8 – Subsequent Events

On July 1, 2015, the Company issued 100,000 restricted shares of the Company's common stock valued at $2.25 per share to Mr. Muhammad Shahrezza Chong as compensation for his service to the Company as Director of Public Relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

The Company was formed in the state of Nevada on August 26, 2010 under the name "Zippy Bags, Inc." to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, the Company, through its 100% indirectly owned subsidiary, Wonderful Gate Strategy Company Limited, became principally engaged in the service of introducing sub-junkets and information technology infrastructure to land-based casinos. For sub-junkets introduction service and IT infrastructure introduction service performed, we charge 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets from the casinos located in Cambodia.

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

Player acquisition is a key factor for organic growth in the online gaming industry. Players are primarily acquired from affiliates for a fixed fee or percentage of earnings based on negotiated predetermined criteria. Affiliates are websites or individuals that attract players through various means such as player news/interest websites, email campaigns or other relationships. The key is that payment to affiliates takes place only when negotiated criteria are met. The criteria may be player minimum deposit, level of play, or revenue earned. The critical element is that unlike most marketing campaigns, the revenues returned by marketing are generally predictable.

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

On February 18, 2015, the Company entered into a binding sub agreement worth $2 million with GWIN. Pursuant to the binding sub agreement, the Company would finance the construction amount and working capital for operations of GWIN. GWIN has extensive experience in promoting gaming business in Asia, as well as implementing fraud and risk control, payment processing and compliance with particular respect to gaming. It is envisaged that the parties will work together in a joint venture to raise capital and contribute expertise with the intention of generating revenues, profits and returning value to shareholders.

The Company is currently finalizing due diligence on this transaction and incorporated as part of the due diligence will be an assurance that GWIN does not facilitate gaming in any jurisdictions when such activities are illegal and are fully compliant with all laws pertaining to their current operation.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Sales

Revenue of $1,754,827 and $121, 264 was recognized during the three months ended June 30, 2015 and 2014.  The increase of $1,633,563 or 1,347% was because the Company only acquired the business on June 17, 2014. The revenue recognized during the three months ended June 30, 2014 is less than a month. Revenues were comprised of introduction fee of junkets and technical support to land-based casinos.

General and administrative expenses

General and administrative expenses were $56, 217 for the three months ended June 30, 2015 compared to $79,419 for the three months ended June 30, 2014, a decrease of $23,202.

Net Profit / Loss

For the reasons above, net profit for the three months ended June 30, 2015 was $1,452,222 as compared to $25,696, an increase of $1,426,526 or 5,552%.
LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at June 30, 2015.

	June 30, 2015	June 30, 2014
Total Assets	$1,644,412	$19,894

Accumulated Profit (Loss)	$2,652,074	$(92,828)

Stockholders' Equity	$719,195	$18,004

Net Working Capital	$719,195	$18,004

Net cash provided by operating activities totaled $575,632 during the three months ended June 30, 2015.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from introduction of junket operations and technical service.

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

The Company is engaged in service of introducing of sub-junkets and information technology (IT) company to land-based casinos and receiving an agreed percentage of total bets as revenue. For sub-junkets introduction service and IT infrastructure introduction service performed, the Company charges 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets from the casinos located in Cambodia.

Recently Issued Accounting Pronouncements

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2015.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Appointment of Officer

On August 11, 2015, Carmen Lum resigned as the Company's Chief Financial Officer and the Board of Directors appointed Mr. Gim Hooi Ooi as the Company's Chief Financial Officer, who will serves as the principal financial officer of the Company.

There is no family relationship between Mr. Ooi and any of our other officers and directors.  There are no understandings or arrangements between Mr. Ooi and any other person pursuant to which Mr. Ooi was appointed the Deputy Chief Financial Officer.

Gim Hooi Ooi, Age 34, has a background in banking and financial services. He has been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Berhad.

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

GLORYWIN ENTERTAINMENT GROUP INC.

Date: August 13, 2015	By:	/s/EngWah KUNG
EngWah KUNG
Chief Executive Officer

Date: August 13, 2015	By:	/s/Gim Hooi OOI
Gim Hooi OOI
Chief Financial Officer