Form 10-Q
period 2015-09-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2015-11-16
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:333-173680

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
Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 20,900,338 shares of $0.001 par value common stock outstanding as of November 12, 2015.

GLORYWIN ENTERTAINMENT GROUP INC.
FORM 10-Q
Quarterly Period Ended September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and March 31, 2015

	September 30,	March 31,
	2015	2015
	<Unaudited>	<As Restated>
ASSETS
Current assets
Cash and cash equivalents	$13,535	$213,974
Accounts receivable	969,808	463,205
Other current assets	4,326	4,294
Total current assets	987,669	681,473

Non - current assets
Property, plant and equipment, net	30,141	-
Construction in process	4,816,742	2,445,424
Deposits for long-term operating leases	325,000	295,000
Total non-current assets	5,171,883	2,740,424
Total assets	$6,159,552	$3,421,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued liabilities and other payables	$163,335	$74,965
Taxes payable	737,161	343,971
Other payables - related parties	250,246	347,177
Total current liabilities	1,150,742	766,113
Total liabilities	1,150,742	766,113

Shareholders' equity
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,900,338 and 20,800,338 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	20,900	20,800
Additional paid-in capital	1,923,932	1,690,032
Accumulated other comprehensive loss	(3,756)	(3,756)
Retained earnings	3,067,734	948,708
Total shareholders' equity	5,008,810	2,655,784
Total liabilities and shareholders' equity	$6,159,552	$3,421,897

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three and Six Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,760,946	$1,048,198	$3,515,773	$1,169,462
Gross profit	1,760,946	1,048,198	3,515,773	1,169,462
Operating expenses:
General and administrative expenses	629,420	109,815	908,237	189,234
Professional fees	45,933	33,020	93,314	49,169
Total operating expenses	675,353	142,835	1,001,551	238,403
Income before provision for income taxes	1,085,593	905,363	2,514,222	931,059
Provision for income taxes	(196,189)	(111,727)	(395,196)	(111,727)
Net income	$889,404	$793,636	$2,119,026	$819,332

Comprehensive income
Net income	$889,404	$793,636	$2,119,026	$819,332
Total comprehensive income	$889,404	$793,636	$2,119,026	$819,332

Net income per share
Basic	$0.04	$0.04	$0.10	$0.05
Diluted	$0.04	$0.04	$0.10	$0.05
Weighted average shares outstanding
Basic	20,899,251	20,000,337	20,850,065	15,654,802
Diluted	20,899,251	20,000,337	20,850,065	15,654,802

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the Year Ended March 31, 2015 and Six Months Ended September 30, 2015

	Par Value	0.001	Par Value	0.001

	Preferred Stock		Common Stock				Retained Earnings	Shareholders' Equity
	Shares	Amount	Shares	Amount	APIC	AOCI
Balance - March 31, 2014	-	$-	9,805,044	$9,805	$91,850	$-	$(118,524)	$(16,869)

Share issued for acquisition of Top Point			10,195,294	10,195	(10,195)			-
Share based compensation - employees			100,000	100	199,900			200,000
Share issued to third parties for services provided			100,000	100	199,900			200,000
Share issued to related parties for services provided			600,000	600	1,199,400			1,200,000
Acquisition of Wonderful Gate					(7,692)			(7,692)
Debt forgiveness					16,869			16,869
Net income							1,067,232	1,067,232
Exchange reserves						(3,756)		(3,756)

Ending Balance - March 31, 2015 (Restated)	-	-	20,800,338	20,800	1,690,032	(3,756)	948,708	2,655,784

Contributions from shareholder					9,000			9,000
Share based compensations - employees			100,000	100	224,900			225,000
Net income	-	-	-	-	-	-	2,119,026	2,119,026

Ending Balance - September 30, 2015	-	$-	20,900,338	$20,900	$1,923,932	$(3,756)	$3,067,734	$5,008,810

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,119,026	$819,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expenses paid and waived by shareholder	9,000	-
Depreciation expenses	2,009	-
Share based compensation - employees	225,000	-
Changes in operating assets and liabilities:
Accounts receivable	(497,485)	(1,047,609)
Other current assets	(57)	(5,836)
Deposits for long-term operating leases	(30,000)	-
Taxes payable	393,190	-
Accrued liabilities and other payables	104,505	104,810

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,325,188	(129,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(32,150)	-
Cash paid for construction in process	(2,371,318)	-

NET CASH USED IN INVESTING ACTIVITIES	(2,403,468)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	293,544	277,906
Repayments to related party advances	(415,703)	(138,996)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(122,159)	138,910

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(200,439)	9,607
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,974	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,535	$9,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate	$-	$7,692
Debt forgiveness	$-	$16,869
Shares issued for acquisition of Top Point	$-	$10,195

See notes to unaudited consolidated financial statements

Glorywin Entertainment Group Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business

Glorywin Entertainment Group Inc. (“Glorywin”), formerly known as Zippy Bags, Inc., was incorporated in the state of Nevada on August 26, 2010 (“Inception”). It was initially formed to market a snowboard carrying bag locally, in the Salt Lake City, Utah area to snowboard shops and outdoor retailers.

On June 17, 2014, Janet Somsen, the original owner of Glorywin, entered into a security purchase agreement to sell 44.5% of Glorywin’s outstanding shares, or 4,365,000 shares, of common stock, to Taipan Pearl Sdn Bhd and Wenwei Wu in exchange for an aggregate purchase price of $189,004 in cash. At the closing of the transaction, Janet Somsen agreed that the previous officers would resign, and all the debts, consisting of $11,719 of taxes payable, $1,650 of accounts payable, and $3,500 of notes payable due to BK Consulting and Associates, P.C. (“BK Consulting”), would be repaid by Ms.Somsen. Glorywin is a shell company and has no operations.

On the same day, Glorywin entered into a share transfer agreement with Top Point Limited (“Top Point”), a company incorporated in Samoa on April 9, 2014. Pursuant to the agreement, Glorywin issued 10,195,294 shares of common stock to Wen Wei Wu, Taipan Pearl Sdn Bhd, Boon Siong Lee and Zhen Long Ho to acquire 1,000 common shares (100%) of Top Point. Top Point is a shell company and has no operations.

Simultaneously, Glorywin paid Macanese Pataca (“MOP”) 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited (“Wonderful Gate”), a company incorporated on March 11, 2009 in Macau, China, and had no operation prior to the acquisition from, Carmen Lum. Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. Wonderful Gate has introduced 25 sub-junkets to initially three land-based casinos in Cambodia and reduced to one land-based casino to date.

After the above transactions, Taipan Pearl Sdn Bhd owns 56% interest of the Glorywin and its subsidiaries, (collectively, “the Company”, “us”), and became the biggest shareholder of the Company.

On October 30, 2014, the Company changed its name to Glorywin Entertainment Group, Inc.

Acquisition of Gwin Company Limited (Gwin)

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd, shareholder of 56% of the Company's interest. Pursuant to the Conditional Sale Agreement, the Company agreed to pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr. Sing Hong Ting, the 100% beneficial owner of Taipan Pearl Sdn Bhd. Gwin obtained the formal approval of incorporation in March, 2015 and did not generate any revenues since its establishment. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement (“Profitability Condition”) and that the Target Company maintains all necessary licenses to be operational. If the two conditions were not satisfied, the amount paid would be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The incremental $2,000,000 would be used in renovating and operating of the Target Company. The Company paid $3,180,425 as of March 31, 2015 and continued to pay until September 29, 2015, when the Company entered into a Closing Agreement ("Closing Agreement") with Mr. Sing Hong Ting to officially acquire the Target Company. On November 11, 2015, the Company entered into an Amended and Restated Agreement (“Restated Agreement”) with Mr. Sing Hong Ting. Pursuant to the Closing Agreement and Restated Agreement, the Company: (1) purchased 100% of Gwin’s equity interest, and all the advanced payment to the Target Company, totalling $5,876,392, shall be regarded as the final consideration of the sale, and therefore shall not be refundable; (2) waived the Profitability Condition of the Conditional Sale Agreement, which was not met as of September 29, 2015; and (3) agreed with the other signing party to correct the seller of Gwin from Taipan Pearl Sdn Bhd to Mr. Sing Hong Ting. On January 9, 2015, Gwin entered into a lease agreement to lease a casino hotel building with equipment in it located in Kingdom of Cambodia. Gwin is currently refurbishing the building and expects to finish the refurbishment and start its operation in gaming and hospitality industry in February, 2016.

Since the Company and Gwin are under common control by Mr. Sing Hong Ting, the acquisition of Gwin was recorded as a transaction between entities under common control. The Company has accounted for Gwin’s operations on a retrospective basis in the Company’s consolidated financial statements from the inception of Gwin in March, 2015. Accordingly, the consolidated balance sheet as of March 31, 2015 and the consolidated statement of changes in shareholders’ equity for the year ended March 31, 2015 have been retrospectively restated in this report to reflect Gwin’s accounts at their historical amounts as of those dates.

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
- "fiscal year 2015"—April 1, 2015 through March 31, 2016

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

Construction in progress

Direct costs that are related to the construction of property and equipment incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment and the depreciation of these assets commences when the assets are ready for their intended use. As of September 30, 2015 and March 31, 2015, the balance of construction in progress was $4,816,742 and $2,445,424, respectively, which was primarily related to the refurbishment of a leased casino hotel building.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Wonderful Gate located in Macau is Hong Kong Dollars ("HKD"), and the functional currency of Glorywin, Top Point and Gwin is the USD. The financial statements are translated into US dollars from HK$ at period-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the consolidated statements of operations on a straight-line basis over the lease period.

Recent accounting pronouncements

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:
	As of September 30, 2015	As of March 31, 2015
Introduction of IT company	$193,962	$92,641
Introduction of sub-junkets	775,846	370,564
Total	$969,808	$463,205

As of September 30, 2015 and March 31, 2015, there was no allowance for doubtful accounts provided.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the six months ended September 30, 2015 and 2014 was $395,196 and $111,727, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of September 30, 2015.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Gwin is incorporated in the Kingdom of Cambodia and is subject to company tax at a rate ranging from 0% to 20% based on annual taxable profit. No provision for income taxes in Kingdom of Cambodia has been made as Gwin had no taxable income as of September 30, 2015.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the six months ended September 30, 2015 and 2014 are summarized as follows:

	Six Months Ended September 30,
	2015	2014
Current taxes	$395,196	$111,727
Deferred taxes	-	-
Total	$395,196	$111,727

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
Macau Complementary tax	12%	-
Kingdom of Cambodia company tax	0%
Effect of income tax difference under different tax jurisdictions	4%
Total effective income tax rate	16%	-

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

On November 18, 2014, the Company issued 600,000 restricted shares to Taipan Pearl Sdn Bhd, its major shareholder, 100,000 shares to Eng Wah Kung, its Chief Executive Officer at the time, and 100,000 shares to its public relationship company as consideration for their services provided. The total fair value of the common stock was $1,600,000 based on the closing price of the Company's common stock on the date of grant and the expense was included in general and administrative expenses for the year ended March 31, 2015. The restriction period is one year from the grant date.

On July 1, 2015, the Company issued 100,000 restricted shares of the Company's common stock valued at $2.25 per share to Mr. Muhammad Shahrezza Chong as compensation for his service to the Company as Director of Public Relationships. The total fair value of the common stock was $225,000 based on the closing price of the Company's common stock on the date of grant and the expense was included in general and administrative expenses for the three months ended September 30, 2015. The restriction period is one year from the grant date.

Debt forgiveness by related party

On June 17, 2014, Janet Somsen paid and released the Company of $16,869 of outstanding liabilities. As Ms. Somsen was a shareholder of the Company, the transaction was accounted for as contributed capital.

Note 6 – Related Party Transactions

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on September 30, 2015 and March 31, 2015 were as follows:

Name of related parties	Relationship with the Company	September 30, 2015	March 31, 2015
Wenwei Wu	Shareholder of 14% of the Company's equity interest	$106,172	$347,177
Ting Sing Hong	100% beneficial owner of Taipan Pearl Sdn Bhd, which is the biggest shareholder of the Company	144,074	-
Total		$250,246	$347,177

The balance of $250,246 on September 30, 2015 included $7,692 that was paid by Wenwei Wu for acquisition of Wonderful Gate.

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

On November 18, 2014, the Company issued 600,000 restricted shares of common stock to Taipan Pearl Sdn Bhd and 100,000 restricted shares of common stock to Eng Wah Kung, the Company's Chief Executive Officer at the time, as consideration for their services provided. The total fair value of the common stock was $1,400,000 based on the closing price of the Company's common stock on the date of grant.

On October 22, 2014 and February 18, 2015, the Company entered into a Conditional Sale Agreement and a Supplementary Agreement, respectively, with Taipan Pearl Sdn Bhd to acquire Gwin. A total of $4,000,000 was to be paid by the Company for acquisition of Gwin. On September 29, 2015, a Closing Agreement was entered into by the Company and Ting Sing Hong, followed by an Amended and Restated Agreement signed on November 11, 2015 by the Company and Ting Sing Hong. Pursuant to the Closing Agreement and Restated Agreement, the Company purchased 100% of Gwin's equity interest and all the advances paid to Gwin, totalling $5,876,392, were regarded as the final consideration of the sale, and therefore is no longer refundable. In addition, the Profitability Condition of the Conditional Sale Agreement was waived. Also see Note 1.

During the three months ended September 30, 2015, Ting Sing Hong paid $9,000 house rent on behalf of Gwin and waived repayment from the Company. This transaction was recorded as an adjustment to the shareholders' equity (additional paid-in capital).

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

On January 9, 2015, Gwin entered into an agreement for leasing a casino hotel building in Kingdom of Cambodia for monthly rental of $45,000. The lease starts on January 9, 2015 and expires on January 8, 2020.

On June 8, 2015, Gwin entered into an agreement for leasing of a piece of land with staff building on it in Kingdom of Cambodia for monthly rental of $30, 000, with a 90% discount for the first 12 months. The original lease began on June 8, 2015 and will expire on June 8, 2020. On June 26, 2015, the Company renewed the agreement for another 10 years expiring on June 8, 2030. The monthly rental for the renewed lease is $33,000.

For the six months ended September 30, 2015 and 2014, rent expenses were $398,642 and 13,929, respectively.

Note 8 – Subsequent Events

On November 11, 2015, the Company entered into a Restated Agreement with Mr Sing Hong Ting and Taipan Pearl Sdn Bhd to complete the acquisition of Gwin. Also see Note 1.

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

Recent Developments

 On August 1, 2015, Company launched a mobile application to provide gaming to customers where such activity is legal. The software is provided by a third party vendor who is providing the on-line casino platform in selected markets. The mobile application is currently available for Android operating system phone users only. The Company is in the process to develop the mobile applications for IOS operating system phone users. Development of the mobile application of gaming requires the Company to customize the appearance and branding of the third party software, and establish merchant services to accept payments and facilitate distribution of winnings.

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

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd. Pursuant to the Conditional Sale Agreement, the Company shall pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr. Sing Hong Ting. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement (“Profitability Condition”) and that the Target Company maintains all necessary licenses to be operational. If the two conditions are not satisfied, the amount paid will be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The Company paid $3,180,425 as of March 31, 2015 and continued to pay until September 29, 2015, when the Company entered into a Closing Agreement ("Closing Agreement") with Mr. Sing Hong Ting to officially acquire the Target Company. On November 11, 2015, the Company entered into a Restated Agreement (“Restated Agreement”) with Mr. Sing Hong Ting. Pursuant to the Closing Agreement and Restated Agreement, the Company: (1) purchased 100% of Gwin’s equity interest, and all the advanced payment to the Target Company, totalling $5,876,392, shall be regarded as the final consideration of the sale, and therefore shall not be refundable; (2) waived the Profitability Condition of the Conditional Sale Agreement, which was not met as of September 29, 2015; and (3) agreed with the other signing party to correct the seller of Gwin from Taipan Pearl Sdn Bhd to Mr. Sing Hong Ting. On January 9, 2015, Gwin entered into a lease agreement to lease a casino hotel building with equipment in it located in Kingdom of Cambodia. Gwin is currently refurbishing the building and expects to finish the refurbishment and start its operation in gaming and hospitality industry in February, 2016.

Results of Operations for the Six Months Ended September 30, 2015 and 2014

Sales

Revenue of $3,515,773 and $1,169,462 was recognized during the six months ended September 30, 2015 and 2014.  The increase of $2,346,311 or 201% was because the sub-junkets are continuously marketing for new players and clients to play at our platforms. Furthermore, on August 1, 2015 the Company has launched a mobile app for Android's phone users. Users can now choose to bet via computer or Android phones. The flexibility of mobile app has increase the total bets and caused revenue increased in 2015.

General and administrative expenses

General and administrative expenses were $908,237 for the six months ended September 30, 2015 compared to $189,234 for the six months ended September 30, 2014, an increase of $719,003 or 380%.The increase is because Company acquired GWIN and consolidated GWIN account into Company financial.

Net Profit

For the reasons above, net profit before provision for income taxes for the six months ended September 30, 2015 was $2,119,026 as compared to $819,332 for the six months ended September 30, 2014, an increase of $1,299,694 or 159%.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital as of September 30, 2015 and 2014.

	September 30, 2015	September 30, 2014
Total Assets	$6,159,552	$1,063,052

Accumulated Profit	$3,063,978	$700,808

Stockholders' Equity	$5,008,810	$811,640

Net Working Capital (Deficit)	$(163,073)	$811,640

Net cash provided by operating activities total $2,325,188 during the six months ended September 30, 2015.

Satisfaction of Our Cash Obligations for the Next Twelve Months

Our plan for satisfying our cash requirements for the next twelve months is through generating revenue from introduction of junket operations and technical service, and also receive of rental income generate from sub-leasing the land-based casino under GWIN to third party.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Amendment of Bylaws

On November 11, 2015, the Board adopted the Amended and Restated Bylaws of the Company so that the Board may fill the vacancies of the Board, including vacancies resulted from the increase of the authorized number of directors or resignations of directors. The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of each of such document, which are filed as Exhibits 3.1 hereto, and which are incorporated herein by reference. In addition to the amendments summarized below, the new Bylaws reflect certain non-substantive changes to conform to current provisions of Nevada law and to improve style and readability.

Appointment of Officer

On November 11, 2015, Miss Carmen Lum resigned as the Company Director and the Board of Directors appointed Mr. Gim Hooi Ooi as the new Company Director in the Board. Mr. Gim Hooi OOI is also current Chief Financial Officer of the Company.

Item 6. Exhibits.

Exhibit	Exhibit Description
3.1	Amended and Restated Bylaws (filed herewith)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLORYWIN ENTERTAINMENT GROUP INC.

Date: November 16, 2015	By:	/s/ Cheang Chhay SOV
Cheang Chhay SOV
Acting Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/Gim Hooi OOI
Gim Hooi OOI
Chief Financial Officer (Principal Financial and Accounting Officer)