Form 10-Q
period 2015-12-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2016-02-05
CIK 1515114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-173680

GLORYWIN ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	27-3369810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20/F, AIA Tower,Nos 251A-301, Avenida Commercial de Macau, Macau
(Address of principal executive offices, Zip Code)

+853 8294-2333
(Registrant’s telephone number, including area code)

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
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                                                                                                                                                            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,900,338

GLORYWIN ENTERTAINMENT GROUP INC.

Quarterly Report on Form 10-Q
 Period Ended December 31, 2015

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and March 31, 2015

	December 31,	March 31,
	2015	2015
	<Unaudited>	<As Restated>
ASSETS
Current assets
Cash and cash equivalents	$13,015	$213,974
Accounts receivable	1,820,090	463,205
Other current assets	4,269	4,294
Total current assets	1,837,374	681,473

Non - current assets
Property, plant and equipment, net	29,136	-
Construction in process	5,560,492	2,445,424
Deposits for long-term operating leases	325,000	295,000
Total non-current assets	5,914,628	2,740,424
Total assets	$7,752,002	$3,421,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued liabilities and other payables	$217,438	$74,965
Taxes payable	946,924	343,971
Other payables - related parties	304,240	347,177
Total current liabilities	1,468,602	766,113
Total liabilities	1,468,602	766,113

Shareholders' equity
Common stock, $0.001 par value, 490,000,000 shares authorized, 20,900,338 and 20,800,338 shares issued and outstanding as of December 31, 2015 and March 31, 2015, respectively	20,900	20,800
Additional paid-in capital	1,923,932	1,690,032
Accumulated other comprehensive loss	(3,756)	(3,756)
Retained earnings	4,342,324	948,708
Total shareholders' equity	6,283,400	2,655,784
Total liabilities and shareholders' equity	$7,752,002	$3,421,897

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014 (As Restated)	2015	2014 (As Restated)

Revenues	$1,948,295	$1,360,387	$5,464,068	$2,529,849
Gross profit	1,948,295	1,360,387	5,464,068	2,529,849
Operating expenses:
General and administrative expenses	407,093	1,304,607	1,315,330	1,493,841
Professional fees	58,854	277,918	152,168	327,087
Total operating expenses	465,947	1,582,525	1,467,498	1,820,928
Other expense:
Interest expense	-	4,773	-	4,773
Total other expense	-	4,773	-	4,773
Income (loss) before provision for income taxes	1,482,348	(226,911)	3,996,570	704,148
Provision for income taxes	(207,758)	(146,620)	(602,954)	(258,347)
Net income (loss)	$1,274,590	$(373,531)	$3,393,616	$445,801

Comprehensive income
Net income (loss)	$1,274,590	$(373,531)	$3,393,616	$445,801
Total comprehensive income (loss)	$1,274,590	$(373,531)	$3,393,616	$445,801

Net income (loss) per share
Basic	$0.06	$(0.19)	$0.16	$0.02
Diluted	$0.06	$(0.19)	$0.16	$0.02
Weighted average common shares outstanding
Basic	20,900,338	20,116,701	20,866,883	25,092,988
Diluted	20,900,338	20,116,701	20,866,883	25,092,988

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Year Ended March 31, 2015 and Nine Months Ended December 31, 2015

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other
	Shares	Amount	Shares	Amount	Capital	Comprehensive Loss	Retained Earnings	Shareholders' Equity
Balance - March 31, 2014	-	$-	9,805,044	$9,805	$91,850	$-	$(118,524)	(16,869)
Share issued for acquisition of Top Point	-	-	10,195,294	10,195	(10,195)	-	-	-
Share based compensation - employees	-	-	100,000	100	199,900	-	-	200,000
Share issued to third parties for services provided	-	-	100,000	100	199,900	-	-	200,000
Share issued to related parties for services provided	-	-	600,000	600	1,199,400	-	-	1,200,000
Acquisition of Wonderful Gate	-	-	-	-	(7,692)	-	-	(7,692)
Debt forgiveness	-	-	-	-	16,869	-	-	16,869
Net income	-	-	-	-	-	-	1,067,232	1,067,232
Foreign currency translation adjustment	-	-	-	-	-	(3,756)	-	(3,756)
Ending Balance - March 31, 2015 (As Restated)	-	-	20,800,338	20,800	1,690,032	(3,756)	948,708	2,655,784
Contributions from shareholder	-	-		-	9,000	-	-	9,000
Share based compensations - employees	-	-	100,000	100	224,900	-	-	225,000
Net income	-	-	-	-	-	-	3,393,616	3,393,616
Ending Balance - December 31, 2015 (Unaudited)	-	$-	20,900,338	$20,900	$1,923,932	$(3,756)	$4,342,324	$6,283,400

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2015 and 2014
(Unaudited)

	For the Nine Months Ended December 31,
	2015	2014 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,393,616	$445,801
Adjustments to reconcile net income to net cash provided by operating activities:
Expenses paid and waived by shareholder	9,000	-
Depreciation expenses	3,014	-
Share based compensation - employees	225,000	1,400,000
Imputed Interest	-	4,773
Changes in operating assets and liabilities:
Accounts receivable	(1,359,303)	(917,883)
Other current assets	-	(15,738)
Deposits for long-term operating leases	(30,000)	(295,000)
Taxes payable	604,960	-
Accrued liabilities and other payables	191,131	(7,693)
Other payables - related parties	-	260,928

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,037,418	875,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(32,150)	-
Cash paid for construction in process	(3,115,068)	(903,479)

NET CASH USED IN INVESTING ACTIVITIES	(3,147,218)	(903,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	324,544	336,631
Repayments to related party advances	(415,703)	(138,996)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(91,159)	197,635

NET INCREASE/( DECREASE) IN CASH AND CASH EQUIVALENTS	(200,959)	169,344
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	213,974	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,015	$169,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate	$-	$7,692
Debt forgiveness	$-	$16,869
Shares issued for acquisition of Top Point	$-	$10,195

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

Simultaneously, Glorywin paid Macanese Pataca (“MOP”) 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited (“Wonderful Gate”), a company incorporated on March 11, 2009 in Macau, China, and had no operation prior to the acquisition from, Carmen Lum. Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. Wonderful Gate has introduced 25 sub-junkets to initially three land-based casinos in Cambodia and reduced to two land-based casinos to date.

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

Since the Company and Gwin are under common control by Mr. Sing Hong Ting, the acquisition of Gwin was recorded as a transaction between entities under common control. The Company has accounted for Gwin’s operations on a retrospective basis in the Company’s consolidated financial statements since Gwin incurred start-up expenses from November 2014 which was before obtaining the formal approval for incorporation. Accordingly, the consolidated balance sheet as of March 31, 2015, the consolidated statement of operations and comprehensive income for the three and nine months ended December 31, 2014, the consolidated statement of changes in shareholders’ equity for the year ended March 31, 2015, and the consolidated statement of cash flows for the nine months ended December 31, 2014 have been retrospectively restated in this report to reflect Gwin’s accounts at their historical amounts as of those dates.

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

We have defined various periods that are covered in this report as follows:

- "fiscal year 2014"— April 1, 2014 through March 31, 2015
- "fiscal year 2015"— April 1, 2015 through March 31, 2016

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

Construction in progress

Direct costs that are related to the construction of property and equipment incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment and the depreciation of these assets commences when the assets are ready for their intended use. As of December 31, 2015 and March 31, 2015, the balance of construction in progress was $5,560,492 and $2,445,424, respectively, which was primarily related to the refurbishment of a leased casino hotel building.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “'Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in the ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Among other things, the amendments in ASU 2016-01 require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables), and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in the ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Accounts Receivable

Accounts receivable consists of the following:
	As of December 31, 2015	As of March 31, 2015
Introduction of IT company	$364,018	$92,641
Introduction of sub-junkets	1,456,072	370,564
Total	$1,820,090	$463,205

As of December 31, 2015 and March 31, 2015, there was no allowance for doubtful accounts provided.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.15/2015 (the 2016 Budget Law) remains the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the nine months ended December 31, 2015 and 2014 was $602,954 and $258,347, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of December 31, 2015.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Gwin is incorporated in the Kingdom of Cambodia and is subject to company tax at a rate ranging from 0% to 20% based on annual taxable profit. No provision for income taxes in Kingdom of Cambodia has been made as Gwin had no taxable income as of December 31, 2015.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the nine months ended December 31, 2015 and 2014 are summarized as follows:

	Nine Months Ended December 31,
	2015	2014
Current taxes	$602,954	$258,347
Deferred taxes	-	-
Total	$602,954	$258,347

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
	2015	2014
U.S. federal income tax rate	34%	34%
Foreign income note recognized in the U.S.	(34%)	(34%)
Macau Complementary tax	12%	-
Kingdom of Cambodia company tax	0%	-
Effect of income tax difference under different tax jurisdictions	3%	-
Total effective income tax rate	15%	-

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

On July 1, 2015, the Company issued 100,000 restricted shares of the Company's common stock valued at $2.25 per share to Mr. Muhammad Shahrezza Chong as compensation for his service to the Company as Director of Public Relationships. The total fair value of the common stock was $225,000 based on the closing price of the Company's common stock on the date of grant and the expense was included in general and administrative expenses for the nine months ended December 31, 2015. The restriction period is one year from the grant date.

Debt forgiveness by related party

On June 17, 2014, Janet Somsen paid and released the Company of $16,869 of outstanding liabilities. As Ms. Somsen was a shareholder of the Company, the transaction was accounted for as contributed capital.

Note 6 – Related Party Transactions

The Company's officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on December 31, 2015 and March 31, 2015 were as follows:

Name of related parties	Relationship with the Company	December 31, 2015	March 31, 2015
Wenwei Wu	Chairman of the Board of Directors of the Company	$129,166	$347,177
Ting Sing Hong	100% beneficial owner of Taipan Pearl Sdn Bhd, which is the biggest shareholder of the Company	175,074	-
Total		$304,240	$347,177

The balance of $304,240 on December 31, 2015 included $7,692 that was paid by Wenwei Wu for acquisition of Wonderful Gate.

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

On October 22, 2014 and February 18, 2015, the Company entered into a Conditional Sale Agreement and a Supplementary Agreement, respectively, with Taipan Pearl Sdn Bhd to acquire Gwin. A total of $4,000,000 was to be paid by the Company for acquisition of Gwin. On September 29, 2015, a Closing Agreement was entered into by the Company and Ting Sing Hong, followed by an Amended and Restated Agreement signed on November 11, 2015 by the Company and Ting Sing Hong. Pursuant to the Closing Agreement and Restated Agreement, the Company purchased 100% of Gwin's equity interest and all the advances paid to Gwin, totalling $5,876,392, were regarded as the final consideration of the sale, and therefore were no longer refundable. In addition, the Profitability Condition of the Conditional Sale Agreement was waived. Also see Note 1.

During the nine months ended December 31, 2015, Ting Sing Hong paid $9,000 house rent on behalf of Gwin and waived repayment from the Company. This transaction was recorded as an adjustment to the shareholders' equity (additional paid-in capital).

Note 7 – Commitments and Contingencies

On May 19, 2014, the Company entered into an agreement for the lease of an office in Macau for monthly rental of MOP10,000 (approximately $1,290). The original lease term began on May 19, 2014 and expired on April 18, 2015. On April 19, 2015, the Company renewed the agreement for another six months expired on November 18, 2015. The monthly rental for the renewed lease is MOP11,000, or $1,410. The Company did not renew the lease upon expiry.

On January 9, 2015, Gwin entered into an agreement for leasing a casino hotel building in Kingdom of Cambodia for monthly rental of $45,000. The lease starts on January 9, 2015 and expires on January 8, 2020.

On June 8, 2015, Gwin entered into an agreement for leasing of a piece of land with staff building on it in Kingdom of Cambodia for monthly rental of $30,000, with a 90% discount for the first 12 months. The original lease began on June 8, 2015 and will expire on June 8, 2020. On June 26, 2015, the Company renewed the agreement for another 10 years expiring on June 8, 2030. The monthly rental for the renewed lease is $33,000.

On November 19, 2015, the Company entered into an agreement for the lease of a virtual office in Macau for monthly rental of MOP1,620 (approximately $200). The lease began on November 19, 2015 and will expire on November 18, 2016.

For the nine months ended December 31, 2015 and 2014, rent expenses were $626,905 and $18,576, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended March 31, 2015 as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except where the context otherwise requires and for the purposes of this report only:

•	“Glorywin”, “Company,” “we,” “us,” or “our” are to the combined business of Glorywin Entertainment Group Inc., a Nevada corporation, and its consolidated subsidiaries: Wonderful Gate Strategy Company Limited, Top Point Limited and GWIN Co Ltd;
•	“Wonderful Gate” is to Wonderful Gate Strategy Company Limited, a company incorporated in Macau;
•	“Top Point” is to Top Point Limited, a company incorporated in Samoa;
•	“Gwin” is to Gwin Co Lrd, a company incorporated in Kingdom of Cambodia;
•	“Cambodia” is to the Kingdom of Cambodia;
•	“SEC” is to the Securities and Exchange Commission;
•	“Exchange Act” is to the Securities Exchange Act of 1934, as amended;
•	“Securities Act” is to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of our Business

The Company was formed in the state of Nevada on August 26, 2010 under the name "Zippy Bags, Inc." to provide retail sales of snowboard carrying bags to the general public.

After the takeover by new management on June 17, 2014, the Company, through its 100% indirectly owned subsidiary, Wonderful Gate, became principally engaged in the service of introducing sub-junkets and information technology infrastructure to land-based casinos. For sub-junkets introduction service and IT infrastructure introduction service performed, we charge 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets to the casinos located in Cambodia.

On October 30, 2014, the Company filed a certificate of amendment (the "Amendment") to its Certificate of Incorporation with the Secretary of State of the State of Nevada in order to change its name to "Glorywin Entertainment Group, Inc." in order to better reflect the direction and business of the Company. The Company has adopted a fiscal year end of March 31.

We have established a website (www.glorywinentertainment.com) which sets forth general information for the Company.

Based on our current operating plan, we expect that we will be able to generate revenue that is sufficient to cover our expenses for the next twelve months. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.

Recent Development

In January 2016, we have started preparing ourselves to achieve all requirements in order to up-list to NASDAQ. We are confident to achieve all up-listing requirements in the next 6 months then we will submit our application for up-listing.

After the Company launched mobile application for Android operating system phone users on August 1, 2015, the Company started the process to develop the mobile applications for IOS operating system phone users. Mobile applications are intended to provide online gaming to customers where such activity is legal. The software is provided by a third party vendor who is providing the on-line casino platform in selected markets. Development of the gaming mobile applications requires the Company to customize the appearance and branding of the third party software, and establish merchant services to accept payments and facilitate distribution of winnings profits.

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

Third Quarter Financial Performance Highlights

The following summarizes certain key financial information for the third quarter of 2015:

•	Sales revenue: Sales revenue increased by $587,908, or 43%, to $1,948,295 for the three months ended December 31, 2015, from $1,360,387 for the same period in 2014.

•	Gross profit: Gross profit increased by $587,908, or 43%, to $1,948,295 for the three months ended December 31, 2015, from $1,360,387 for the same period in 2014. As a percentage of sales revenue, gross profit remained 100% of the sales for the three months ended December 31, 2015 and for the same period in 2014.

•	Net income: Net income increased by $1,648,121, or 441%, to $1,274,590 for the three months ended December 31, 2015, from losses of $373,531 for the same period in 2014.

•	Fully diluted net income per share: Fully diluted net income per share was $0.06 for the three months ended December 31, 2015, as compared to losses of $0.19 for the same period in 2014.

Results of Operations

Comparison of Three Months Ended December 31, 2015 and 2014

Sales revenue. Our sales revenue is primarily generated from introducing players to casinos throughout the Asian region. Sales revenue increased by $587,908, or 43%, to $1,948,295 for the three months ended December 31, 2015, from $1,360,387 for the same period in 2014. The increase was because the sub-junkets have been continuously marketing for new players and clients to play at our platforms. Furthermore, on August 1, 2015, the Company launched a mobile app for Android's phone users. Users can now choose to bet via computers or Android phones. The flexibility of mobile app has increased the total bets and led to revenue increase in the three months ended December 31, 2015.

Cost of sales. We have no cost of sales in view of the nature of our business as earning commission from land based casinos. Hence our cost of sales is Nil for both three months ended December 31, 2015 and 2014.

Gross profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Due to the nature of our business merely earning commission from land based casinos, we have no cost of sales and gross profit remained 100% of sales. Gross profit increased by $587,908, or 43%, to $1,948,295 for the three months ended December 31, 2015, from $1,360,387 for the same period in 2014. The increase in our gross profit margin was mainly attributable to increase in sales revenue.

Selling, General and Administrative expenses. Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $897,514, or 69%, to $407,093 for the three months ended December 31, 2015, from $1,304,607 for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 21% for the three months ended December 31, 2015, as compared to 96% for the same period in 2014. High administrative expenses in for the same period in 2014 was primarily because there were shares issued for services valued at fair market value in addition to salaries and rental expenses. There were no shares issued for the same period in 2015 which led to decrease in administrative expenses.

Income before income taxes. Income before income taxes increased by $1,709,259, or 753%, to $1,482,348 for the three months ended December 31, 2015, from losses of $226,911 for the same period in 2014. Such increase was mainly attributable to the decrease of our administrative expenses and increase of our gross profit. Without the decrease in administrative expenses in 2015, the income before taxes is increased for the three months ended December 31, 2015.

Income taxes. Our income taxes increased to $207,758 for the three months ended December 31, 2015, from $146,620 for the same period in 2014, as a result of the increased taxable income.

Net income. As a result of the cumulative effect of the foregoing factors, our net income increased by $1,648,121, or 441%, to $1,274,590 for the three months ended December 31, 2015, from losses of $373,531 for the same period in 2014. As a percentage of sales revenue, our net income was 65% and (-27)% for the three months ended December 31, 2015 and 2014, respectively.

Comparison of Nine Months Ended December 31, 2015 and December 31, 2014

Sales revenue. Sales revenue increased by $2,934,219, or 116%, to $5,464,068 for the nine months ended December 31, 2015, from $2,529,849 for the same period in 2014. The increase was because our business was only commenced since June 2014, hence only 6 months revenue was reported as at December 31, 2014 compared to full nine months revenue as of December 31, 2015. Besides, the sub-junkets have been continuously marketing for new players and clients to play at our platforms. Furthermore, on August 1, 2015, the Company has launched a mobile app for Android's phone users. Users can now choose to bet via computers or Android phones. The flexibility of mobile app has increased the total bets and led to revenue increase in the nine months ended December 31, 2015.

Cost of sales. We have no cost of sales in view of the nature of our business as earning commission from land based casinos. Hence our cost of sales is Nil for both nine months ended December 31, 2015 and 2014.

Gross profit. Our gross profit is equal to our sales revenue. It increased by $2,934,219, or 116%, to $5,464,068 for the nine months ended December 31, 2015, from $2,529,849 for the same period in 2014. The increase in our gross profit was mainly attributable to increase in sales revenue. The gross profit margin for the nine months ended December 31, 2015 remained 100% which is the same for the same period in 2014.

Selling, General and Administrative expenses. Our administrative expenses decreased by $178,511, or 12%, to $1,315,330 for the nine months ended December 31, 2015, from $1,493,841 for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 24% for the nine months ended December 31, 2015, as compared to 59% for the same period in 2014. High administrative expenses in 2014 were primarily because there were shares issued for services valued at fair market value in addition to salaries and rental expenses. There  were no such shares issued in 2015, which led to decrease in administrative expenses.

Income before income taxes. Income before income taxes increased by $3,292,422, or 468%, to $3,996,570 for the nine months ended December 31, 2015, from $704,148 for the same period in 2014. Such increase was mainly attributable to the increase in sales revenue whilst decrease in administrative expenses.

Income taxes. Our income taxes increased to $602,954 for the nine months ended December 31, 2015, from $258,347 for the same period in 2014, as a result of the increased taxable income.

Net income. As a result of the cumulative effect of the foregoing factors, our net income increased by $2,947,815, or 661%, to $3,393,616 for the nine months ended December 31, 2015, from $445,801 for the same period in 2014. As a percentage of sales revenue, our net income was 62% and 18% for the nine months ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $13,015, primarily consisting of cash on hand and demand deposits. We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated profit, stockholder's equity and working capital as of December 31, 2015 and 2014.

	December 31, 2015	March 31, 2015
Total Assets	$7,752,002	$681,473

Accumulated Profit	$4,342,324	$948,708

Stockholders' Equity	$6,283,400	$2,655,784

Net Working Capital (Deficit)	$368,772	$(84,640)

Operating Activities

Net cash provided by operating activities was $3,037,418 for the nine months ended December 31, 2015, compared with $875,188 for the same period in 2014. The increase in net cash provided by operating activities was mainly because net income has increased.

Investing Activities

Net cash used in investing activities was $3,147,218 for the nine months ended December 31, 2015, compared with $903,479 in the same period in 2014. The net cash used in investing activities during the nine months ended December 31, 2015 was primarily used for refurbish cost for the casino building leased under Gwin.

Financing Activities

Net cash used in financing activities was $91,159 for the nine months ended December 31, 2015, compared with net cash provided by financing activities of $197,635 for the same period in 2014. The decrease in net cash provided by financing activities resulted from the Company has repaid the advances to related parties.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in the Cambodian economy and our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

Revenue Recognition

Revenues from service contracts are recognized as services are performed if collectability is reasonably assured.

The Company is engaged in service of introducing of sub-junkets and information technology (IT) company to land-based casinos and receiving an agreed percentage of total bets as revenue. For sub-junkets introduction service and IT infrastructure introduction service performed, the Company charges 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets to the casinos located in Cambodia.

Recently Issued Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. Among other things, the amendments in ASU 2016-01 require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables), and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

●	The Company does not have an independent board of directors or audit committee;
●	We do not have an independent body to oversee our internal controls over financial reporting.

We plan to rectify these weaknesses by implementing an independent board of directors.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, cash flows, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 3.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 4.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 5.	EXHIBITS.

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2016	GLORYWIN ENTERTAINMENT GROUP INC.

	By:	/s/ Meng Hoa Duong
Meng Hoa Duong, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gim Hooi Ooi
Gim Hooi Ooi, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).