Form 10-K
period 2016-03-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-13
CIK 1515114

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2016.

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

+853 8294-2333

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☐

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on May 22, 2022, was approximately $4,309,956.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 356,194,747 shares of common stock par value $0.001 as of May 22, 2022.

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

Money Laundering

The Company's online platform provides a borderless access to people from across the globe. Although the Company tightly scrutinizes to prevent illegal gambling, it is unenviable that money laundering may exist among sub-junkets without our knowledge. The Company is not in a position to predetermine the source of funds from gamers.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 100 square feet at Room 8, 20/F, AIA Tower, Nos 251A-301, Avenida Commercial de Macau, Macau for a monthly rent of MOP 10,000. Our current lease expired on October, 2015. We believe that this office is suitable for our current operations and we do not anticipate requiring any additional property in the foreseeable future.

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

Quarter Ended	High	Low
June 30, 2015	2.25	2.25
September 30, 2015	1.41	1.40
December 31, 2015	5.00	5.00
March 31, 2016	4.75	4.75

Quarter Ended	High	Low
June 30, 2014	0.86	0.56
September 30, 2014	5.80	0.56
December 31, 2014	2.95	1.25
March 31, 2015	2.25	1.25

Holders of Common Stock

As of May 22, 2022, there were approximately 397 shareholders of 356,194,747 shares of our common stock.

Dividends

We have never paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of March 31, 2016, we did not have any equity compensation plans.

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

Results of Operations for the Year Ended March 31, 2016 and 2015

Sales

Revenue of $5,464,068 and $3,853,913 was recognized for the year ended March 31, 2016 and 2015, respectively.  Revenues for the year ended March 31, 2016 were comprised of introduction fee of junkets and technical support to three casinos.

General and administrative expenses

General and administrative expenses were $3,068,801 for the year ended March 31, 2016 compared to $2,267,046 for the year ended March 31, 2015, a decrease of $801,755. The majority of the increase was due to shares issued for services valued at fair market value in addition to salaries and rental expenses.

Net Profit / Loss

Net loss for the year ended March 31, 2016 was $(2,912,521).  For the year ended March 31, 2015, the Company recorded net income of $1,063,476.

Professional fees

Professional fees were $175,824 for the year ended March 31, 2016 compared to $175,633 for the year ended March 31, 2015, an increase of $191 which resulted from the costs of being a public company.

Interest Expense

Interest expense for the year ended March 31, 2016 is $0 compared to $0 for the year ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at March 31, 2016 and March 31, 2015.

	March 31, 2016	March 31, 2015
Total Assets	$–	$681,473

Accumulated (Deficit)	$(1,974,907)	$944,952

Stockholders' Deficit	$(33,011)	$2,655,784

Net Working Capital	$(33,011)	$2,655,784

Net cash provided by operating activities total $2,825,297 for the year ended March 31, 2016.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of March 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria.

Management's evaluation was retrospective and conducted as of March 31, 2016, the last day of the fiscal year covered by this Form 10-K. Based upon management's evaluation, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2016 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended March 31, 2016 due to the following material weaknesses:

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

As of March 31, 2016, we had not completed the remediation of any of these material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Wen Wei Wu	49	Non-Executive Chairman
Eng Wah Kung	51	Chief Executive Officer and Director
Carmen Lum	27	Chief Financial Officer and Director
Zhen Long Ho	38	Chief Operating Officer and Director
Boon Siong Lee	34	Director

Mr. Wen Wei WU, aged 49, is the non-executive Chairman of the Company.  He is a citizen of Macau, China.  Mr. Wu is a merchant. From 1984 to 1989, he worked in Longhua Food Factory Co., Ltd. and Mali Plastics Co., Ltd. of Jinjiang City, Fujian Province, China respectively.  In 1993, he went to Yiwu City of Zhejiang Province, China to engage in commerce and trade and successively established Yiwu Xiaomuma Ornament Trading Company, Yiwu Weilainina Ornament Co., Ltd., Guangzhou Tiffany Ornament Co., Ltd., etc.  During his engaging in the trade business, he studied law in the School of Politics of National University of Defense Technology of PLA and obtained a bachelor's degree.   He also participated in many public bodies. In 2005, he established Jinhua Quanzhou Chamber of Commerce and held the post of president of the chamber.  Later, he took the posts of permanent honorary chairman of Hong Kong Guying Village Natives Association, Hong Kong Yangxi Social Club, Hong Kong Wu's Clan Association and Hong Kong Overseas Chinese General Chamber of Commerce.

Mr. Eng Wah KUNG, aged 51, is the CEO and executive director of the Company. He holds a First Class Diploma in Hotel Management with Les Roches, Switzerland. He was the General Manager with Hic Inn, Cambodia prior to joining the Company.  Mr. Kung has been a general manager for several Southeast Asian hotel operations companies since year 2003, including Nha trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years in the senior general management position in the Meetings/Incentives/Convention/Exhibition industry.  He is responsible for over-seeing the future MICE operations of the Company using his extensive skills, knowledge and experience.  In fact, Mr. Kung has established good working relationships with the central governments and local authorities of Cambodia, Vietnam and Malaysia.

Miss Carmen LUM, aged 28, is the CFO and executive director of the Company. She is a Practicing Certified Financial Planner with the qualification obtained from the Financial Planning Association of Malaysia. Miss Lum also holds a Bachelor's Degree (Hons) in Financial Economics from the University Tunku Abdul Rahman, Malaysia. Prior to joining the Company, she had been a personal banker with United Overseas Bank, Kuala Lumpur office and a business development manager with the Kuala Lumpur office of Allianz Insurance, a German listed company. Miss Lum has over 6 years' experience of private banking, financial modeling, forecast, assets management and investment advisory services.  She is also the Vice President of Step Well Equity Inc. a Nevada company which is principally engaged in provision of corporate finance advisory services to various listed and unlisted companies in Hong Kong, China and Malaysia.

Mr. Zhen Long HO, aged 38, is the Chief Operating Officer and executive director of the Company. He holds a Diploma of Computer Science/ Information Technology from the Institute Technologi Pertama, Malaysia. Prior to joining the company, he is a programmer with Onyx Enterprise Sdn Bhd Malaysia from July 97 till May 2004. From June 2004 till August 2011, he was a software development manager with Profdoc Sdn Bhd Malaysia. From September 2011 onwards, he has been acting as the Chief Technology Officer of Neklstech Sdn Bhd, an Information Technology company providing software and healthcare consultancy.  Mr. Ho has over 16 years in the IT industry.

Mr. Boon Siong LEE, aged 34, is an Executive director of the Company. He holds a Bachelor's Degree in Computer Science / Informative Technology from Campbell University. Prior to joining the Company, he was a System Engineer and System Architect with Game Flier (M) Sdn Bhd Malaysia and F-Secure Corporation Sdn Bhd.  Mr. Lee has over 11 years of experience in the IT industry.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers except that Alexander Kunz is the son of Daniel Kunz.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

•	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2016 our directors, executive officers and 10% stockholders complied with all applicable filing requirements except that each of Eng Wah Kung and Taipan Pearl Sdn Bhd was late in filing a Form 4 for acquisition of shares of the Company's common stock.

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

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended March 31, 2016 and 2015 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders' Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total

		($)	($)	($)	($)	($)	($)	($)
Wen Wei Wu	2015	–	–	–	–	–	–	–
Chairman	2016	–	–	–	–	–	–	–
Eng Wah Kung	2015	27,000	–	–	–	225,000	–	252,000
CEO and Director	2016	–	–	–	–	–	–	–
Carmen Lum	2015	27,000	–	–	–	–	–	27,000
CFO and Director	2016	–	–	–	–	–	–	–
Zhen Long Ho	2015	36,000	–	–	–	–	–	36,000
COO and Director	2016	–	–	–	–	–	–	–
Boon Siong Lee	2015	40,500	–	–	–	–	–	40,500
Director	2016	–	–	–	–	–	–	–
Janet Somsen (1)	2016	–	–	–	–	–	–	–
Former CEO and CFO	2015	266	–	–	–	–	–	266

(1)	Janet Somsen resigned from all positions with the Company in June, 2014.

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

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)

Taipan Pearl Sdn Bhd (3)	11,648,235	(3)	56.00%
Wen Wei Wu (Chairman)	2,912,059		14.00%
Boon Siong Lee (Director)	400,000		1.92%
Eng Wah Kung (CEO and Director)	100.000		0.48%
Carmen Lum (CFO and Director)	0		–
Zhen Lung Ho (COO and Director)	200,000		0.96%

* Less than 1%

(1)	Except as otherwise indicated, the corresponding address of each beneficial owner is Glorywin Entertainment Group Inc. , Room 8, 20/F, AIA Tower, No's 251A-301 Avenida Commercial De Macau, Macau.
(2)	Applicable percentage ownership is based on 20,800,338 shares of common stock outstanding as of March 31, 2015.
(3)	Sing Hong Ting is the beneficial owner of the shares owned by Taipan Pearl Sdn Bhd.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2015 and 2014 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2015	March 31, 2014
Wenwei W u	Shareholder of 14% of the Company's interest	0%	$347,177	$–
BK Consulting	former majority shareholder	8%	–	3,500
Total			$347,177	$3,500

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

	Year Ended March 31, 2016 ($)	Year Ended March 31, 2015 ($)
Audit fees	0	60,000
Audit-related fees
Tax fees
All other fees
Total	0	60,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2016.

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

Date: June 13, 2022	GLORYWIN ENTERTAINMENT GROUP INC.

	By:	/s/Sorphea Rath
Sorphea Rath
Chief Executive Officer

	By:	/s/ Solin Hoem
Solin Hoem
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Sorphea Rath	Chief Executive Officer and Director	June 13, 2022
Sorphea Rath	(Principal Executive Officer)

/s/ Solin Hoem	Chief Financial Officer and Director	June 13, 2022
Solin Hoem	(Principal Financial and Accounting Officer)

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2016 AND 2015

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

www.mkacpas.com

Houston, Texas

June 4, 2014

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and 2015

	As of March 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$252	$213,974
Accounts receivable	–	463,205
Other current assets	–	2,744,718
Total current assets	252	3,421,897
Total assets	$252	$3,421,897

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$–	$–
Accrued liabilities and other payables	33,263	74,965
Taxes payable	–	343,971
Other payables – related parties	–	347,177
Convertible notes payable, related party, net	–	–
Total current liabilities	33,263	766,113
Total liabilities	33,262	766,113

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 50,900,338 shares and 20,800,338 shares issued and outstanding as of March 31, 2016 and 2015, respectively	50,900	20,800
Additional paid-in capital	1,890,996	1,690,032
Accumulated other comprehensive loss	(11,094)	(3,756)
Retained earnings (deficit)	(1,963,813)	948,708
Total shareholders' deficit	(33,011)	2,655,784
Total liabilities and shareholders' deficit	$252	$3,421,897

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended March 31, 2016 and 2015

	For the Years Ended March 31,
	2016	2015
Revenues	$5,464,068	$3,853,913
Gross profit	5,464,068	3,853,913
Operating expenses:
General and administrative expenses	3,068,801	2,267,046
Professional fees	175,824	175,633
Total operating expenses	3,244,625	2,442,679
Income (loss) from operations:	2,219,443	1,411,234
Other expenses:
Loss on Discontinue Operations	(5,131,974)	–
Interest Income	11	–
Total other expenses	(5,131,963)	–
Income (loss) before provision for income taxes	(2,912,521)	1,411,234
Provision for income taxes	–	(344,002)
Net income (loss)	$(2,912,521)	$1,067,232

Comprehensive income (loss):
Net income (loss)	$(2,912,521)	$1,067,232
Other comprehensive loss
Foreign currency translation adjustment	–	(3,756)
Total comprehensive income (loss)	$(2,912,521)	$1,063,476

Net income (loss) per share
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.06
Weighted average shares outstanding
Basic	22,678,479	18,049,602
Diluted	22,648,479	18,049,602

The accompanying notes are an integral part of the consolidated financial statements.

GlORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2016 and 2015

	Number of Common Shares	Par Value of Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholder’s Equity

BALANCE AT MARCH 31, 2013	182,500	183	41,817	(59,213)	(17,213)
Net Loss – 3.31.14	–	–	50,033	(59,311)	(9,278)
Shares Issued	9,622,544	9,622	–	–	9,622
BALANCE AT MARCH 31, 2014	9,805,044	9,805	91,850	(118,524)	(16,869)
Net Loss – 3.31.15	–	–	1,598,193	1,063,476	2,661,669
Shares Issued	10,995,294	10,995	–	–	10,995
BALANCE AT MARCH 31, 2015	20,800,338	20,800	1,690,043	944,952	2,655,795
Net Loss – 3.31.16	–	–	200,953	(2,919,859)	(2,718,906)
Shares Issued	30,100,000	30,100	–	–	30,100
BALANCE AT MARCH 31, 2016	50,900,338	50,900	1,890,996	(1,974,907)	(33,011)

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended March 31, 2016 and 2015

	For the Years Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,912,521)	$1,067,232
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Share based compensation - employees	–	200,000
Share issued to third parties for services provided	225,000	200,000
Share issued to related parties for services provided		1,200,000
Loss on Discontinued Operations	5,131,974	–
Depreciation	4,018	–
Changes in operating assets and liabilities:
Accounts receivable	463,205	(463,247)
Other current assets	4,294	(4,295)
Deposits for long-term leases	295,000	(295,000)
Taxes payable	(343,971)	344,002
Accrued liabilities and other payables	(41,702)	74,972
Other payables - related parties	–	–

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,825,297	2,323,664
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(32,150)	–
Cash paid for Construction in Process	(2,965,593)	(2,445,424)
NET CASH USED IN INVESTING ACTIVITIES	(2,997,743)	(2,445,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders	–	(440,001)
Repayments of bank overdrafts	–	–
Proceeds from related party notes payable	–	–
Proceeds from related party advances	381,765	937,824
Repayments of related party notes payable	–	–
Repayments to related party advances	(413,873)	(158,309)

NET CASH USED IN FINANCING ACTIVITIES	(32,108)	339,514

EFFECT OF EXCHANGE RATE ON CASH	(9,168)	(3,780)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(213,722)	213,974
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	213,974	–
CASH AND CASH EQUIVALENTS AT END OF YEAR	$252	$213,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–
NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate	$–	$7,692
Debt forgiveness	$–	$16,869
Shares issued for acquisition of Top Point	$–	$10,195
Debt discount on convertible notes payable	$–	$–
Conversion of convertible notes payable to common stock	$–	$–
Note payable and accrued interest reclassified to convertible note	$–	$–
Debt and interest reclassified from non-related party to related party	$–	$–

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

Simultaneously, Glorywin paid Macanese Pataca ("MOP") 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited ("Wonderful Gate"), a company incorporated on March 11, 2009 in Macau, China and had no operation prior to the acquisition , from Carmen Lum. Ms. Lum was later appointed as Chief Financial Officer of Glorywin and its subsidiaries, (collectively, the "Company", "us"). Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. The Company has introduced 25 sub-junkets to three land-based casinos in Cambodia to date, and the Company itself does not hold licence to operate casinos/junket or to conduct gaming promotion business in any country.

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

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2015"—April 1, 2014 through March 31, 2015

-	"fiscal year 2016"—April 1, 2015 through March 31, 2016

Principles of Consolidation

The consolidated financial statements include the financial statements of Glorywin, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The following table depicts the identity of our subsidiaries as of March 31, 2016:

None

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at different rates, based upon the age of the receivables. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of March 31, 2016 and 2015, the Company did not establish, based on a review of outstanding balances, an allowance for doubtful accounts.

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

	March 31, 2016	March 31, 2015
Period end (HKD: USD exchange rate)	7.7645	7.7545

Average fiscal year (HKD: USD exchange rate)	7.7638	7.7538

Revenue Recognition

Since Wonderful Gate was acquired, the Company has been engaged in service of introducing of sub-junkets and information technology (IT) company to land-based casinos and receiving an agreed percentage of total bets as revenue. For sub-junkets introduction service and IT infrastructure introduction service performed, the Company charge s 0.2% and 0.05%, respectively, of total bets played by players introduced by sub-junkets from the three casinos located in Cambodia.

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

Note 4 – ACCOUNTS RECEIVABLE

Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful, in our case, when the payment of the current month is not settled by the 7th of the following month. As of March 31, 2016, no postponement on payment of revenue incurred.

Accounts receivable consists of the following:

	As of March 31, 2016	As of March 31, 2015
Introduction of IT company	$–	$92,641
Introduction of sub - junkets	–	370,564
Total	$–	$463,205

As of March 31, 2016 and 2015, there was no allowance for doubtful accounts provided.

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

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of March 31, 2016.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the years ended March 31, 2016 and 2015, respectively, are summarized as follows:

	Years ended March 31,
	2016	2015
Current taxes	–	344,002
Deferred taxes	–	–
Total	–	344,002

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the years ended March 31, 2015 and 2014:

	Years ended March 31,
	2016		2015
U.S. federal income tax rate	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	12%		12
Effect of income tax difference under different tax jurisdictions	3%		3
Total effective income tax rate	15%		15

The principal components of the deferred income tax assets as of March 31, 2015 and 2014 are as follows:

	March 31, 2016	March 31, 2015
Current deferred income tax assets	–	–
Less: valuation allowance, current portion	–	–
Total	–	–

For the years ended March 31, 2016 and 2015, respectively, the Company produced net operating income (loss) before provision for income taxes of $1,666,134 and $(59,311), respectively. Based on the available objective evidence, including the Company's history of its loss, management believed it is more likely than not that future net deferred tax asset would not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2015. No deferred tax assets or liabilities existed as of March 31, 2016.

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

Note 7 – RELATED PARTY TRANSACTIONS

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2015 and 2014 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2016	March 31, 2015
Wenwei W u	Shareholder of 14% of the Company's interest	0%	$–	$347,177
BK Consulting	Former majority shareholder	8%	–	–
Total			$–	$347,177

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

The total rent expenses for years ended March 31, 2016 and 2015 were $0 and $26,273, respectively.

On March 31, 2015, future annual lease payments due pursuant to operation leases amounts to the following:

Fiscal Years Ended March 31,

2016	$10,550
2017	–
2018	–
2019	–
2020 and thereafter	–
Total	$10,550

Note 10 - SUBSEQUENT EVENTS

None.

