Form 10-Q
period 2016-06-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-14
CIK 1515114

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

+853 8294-2333

(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Quarterly Period Ended June 30, 2016

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and March 31, 2016

	June 30,	March 31,
	2016	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252	$252
Accounts receivable	–	–
Other current assets	–	–
Total current assets	252	252
Total assets	$252	$252

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued liabilities and other payables	$57,895	$33,262
Taxes payable	–	–
Other payables - related parties	–	–
Total current liabilities	57,895	33,262
Total liabilities	57,895	33,262

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 50,900,338 shares issued and outstanding as of June 30, 2016 and March 31, 2016	50,900	50,900
Additional paid-in capital	1,890,996	1,890,996
Accumulated other comprehensive loss	(11,282)	(11,094)
Retained earnings	(1,988,258)	(1,963,813)
Total shareholders' equity (deficit)	(57,643)	(33,011)
Total liabilities and shareholders' equity (deficit)	$252	$252

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Three Months Ended June 30,
	2016	2015

Revenues	$–	$1,754,827
Gross profit	–	1,754,827
Operating expenses:
General and administrative expenses	24,445	56,217
Professional fees	–	47,381
Total operating expenses	24,445	103,598
Income before provision for income taxes	(24,445)	1,651,229
Provision for income taxes	–	(199,007)
Net income	$(24,445)	$1,452,222

Comprehensive income
Net income	$(24,445)	$1,452,222
Total comprehensive income	$(24,445)	$1,452,222

Net income per share
Basic	$0.00	$0.07
Diluted	$0.00	$0.07
Weighted average shares outstanding
Basic	50,900,338	20,800,338
Diluted	50,900,338	20,800,338

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2016 and 2015

 (Unaudited)

	For the Three Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(24,445)	$1,452,222
Changes in operating assets and liabilities:
Accounts receivable	–	(1,057,866)
Other current assets	–	–
Taxes payable		199,007
Accrued liabilities and other payables	24,633	(17,731)

NET CASH PROVIDED BY OPERATING ACTIVITIES	188	575,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	–	(463,286)
Proceeds from related party advances	–	120,179
Repayments to related party advances	–	(139,627)

NET CASH USED IN FINANCING ACTIVITIES	–	(482,734)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(188)	92,898
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	28,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	$121,771

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

On October 30, 2014, the Company changed its name to Glorywin Entertainment Group, Inc.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of June 30, 2016 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2016, and other reports filed with the SEC.

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

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	As of June 30, 2016	As of March 31, 2016
Introduction of IT company	$–	$–
Introduction of sub-junkets	–	–
Total	$–	$–

As of June 30, 2016 and March 31, 2016, there was no allowance for doubtful accounts provided.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the three months ended June 30, 2016 and 2015 was $nil and $199,007, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of June 30, 2016.

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

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the three months ended June 30, 2015 and 2014, respectively, are summarized as follows:

	Three Months Ended June 30,
	2016	2015
Current taxes	$–	$199,007
Deferred taxes	–	–
Total	$–	$199,007

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2016		2015
U.S. federal income tax rate	34%		34%
Foreign income note recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	–		12%
Kingdom of Cambodia	0%		0%
Effective of Income tax Difference	3%		3%
Total effective income tax rate	15%		15%

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

Note 6 – Related Party Transactions

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on June 30, 2016 and March 31, 2016 were as follows:

None

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

The total rent expenses for the three months ended June 30, 2016 and 2015 were $0 and $3,734, respectively.

Note 8 – Subsequent Events

None

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Sales

Revenue of $ 0 and $1,754,827 was recognized during the three months ended June 30, 2016 and 2015.  The decrease of $1,754,827 was due to the cessation of operations

General and administrative expenses

General and administrative expenses were $24,445 for the three months ended June 30, 2016 compared to $ 56, 217 for the three months ended June 30, 2015.

Net Profit / Loss

For the reasons above, net profit for the three months ended June 30, 2016 was $(24,445) as compared to $1,452,222, an decrease of $1,476,667.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at June 30, 2016.

	June 30, 2016	June 30, 2015
Total Assets	$252	$1,644,412

Accumulated Profit (Loss)	$(1,988,258)	$2,652,074

Stockholders' Equity	$(57,643)	$719,195

Net Working Capital	$(57,643)	$719,195

Net cash provided by operating activities totaled $(188) during the three months ended June 30, 2016.

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

Recently Issued Accounting Pronouncements

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2016.

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

Gim Hooi Ooi , Age 34, has a background in banking and financial services. He has been serving as a Senior Relationship Manager of Alliance Bank Malaysia Berhad since 2013. From 2012 to 2013, he served as an Account Relationship Manager at Hong Leong Bank Berhad. From 2009 to 2012, he served as a Team Leader at UOB (M) Berhad.

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

GLORYWIN ENTERTAINMENT GROUP INC.

Date: June 14, 2022	By:	/s/Sorphea Rath
Sorphea Rath
Chief Executive Officer

Date: June 14, 2022	By:	/s/Solin Hoem
Solin Hoem
Chief Financial Officer

