Form 10-Q
period 2016-09-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-14
CIK 1515114

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 356,194,747 shares of $0.001 par value common stock outstanding as of June 6, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and March 31, 2016

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252	$252
Accounts receivable	–	–
Other current assets	–	–
Total current assets	252	252

Non - current assets
Property, plant and equipment, net	–	–
Construction in process	–	–
Deposits for long-term operating leases	–	–
Total non-current assets	–	–
Total assets	$252	$252

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued liabilities and other payables	$75,086	$33,263
Taxes payable	–	–
Other payables - related parties	–	–
Total current liabilities	75,086	33,263
Total liabilities	75,086	33,263

Shareholders' equity
Common stock, $0.001 par value, 490,000,000 shares authorized, 102,100,338 and 50,900,338 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	102,100	50,900
Additional paid-in capital	1,839,796	1,890,996
Accumulated other comprehensive loss	(11,282)	(11,094)
Retained earnings	(2,005,448)	(1,963,813)
Total shareholders' equity	(74,834)	(33,011)
Total liabilities and shareholders' equity	$252	$252

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$–	$1,760,946	$–	$3,515,773
Gross profit	–	1,760,946	–	3,515,773
Operating expenses:
General and administrative expenses	17,191	629,420	41,635	908,237
Professional fees	–	45,933	–	93,314
Total operating expenses	17,191	675353	41,635	1,001,551
Income before provision for income taxes	–	1,085,593	–	2,514,222
Provision for income taxes	–	(196,189)	–	(395,196)
Net income	$17,191	$889,404	$41,635	$2,119,026

Comprehensive income
Net income	$(17,191)	$889,404	$(41,635)	$2,119,026
Total comprehensive income	$(17,191)	$889,404	$(41,635)	$2,119,026

Net income per share
Basic	$0.00	$0.04	$0.00	$0.10
Diluted	$0.00	$0.04	$0.00	$0.10
Weighted average shares outstanding
Basic	53,126,425	20,899,251	52,019,464	20,850,065
Diluted	53,126,425	20,899,251	52,019,464	20,850,065

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the Year Ended March 31, 2016 and Six Months Ended September 30, 2016

	Preferred Stock		Common Stock				Retained	Shareholders’
	Shares	Amount	Shares	Amount	APIC	AOCI	Earnings	Equity
Balance - March 31, 2014	–	$–	9,805,044	$9,805	$91,850	$–	$(118,524)	$(16,869)

Share issued for acquisition of Top Point	–	–	10,195,294	10,195	(10,195)	–	–	–
Share based compensation - employees	–	–	100,000	100	199,900	–	–	200,000
Share issued to third parties for services provided	–	–	100,000	100	199,900	–	–	200,000
Share issued to related parties for services provided	–	–	600,000	600	1,199,400	–	–	1,200,000
Acquisition of Wonderful Gate	–	–	–	–	(7,692)	–	–	(7,692)
Debt forgiveness	–	–	–	–	16,869	–	–	16,869
Net income	–	–	–	–	–	–	1,067,232	1,067,232
Exchange reserves	–	–	–	–	–	(3,756)	–	(3,756)

Balance - March 31, 2015	–	–	20,800,338	20,800	1,690,032	(3,756)	948,708	2,655,784

Contributions from shareholder		–	–	–	9,000	–	–	9,000
Share based compensations - employees		–	100,000	100	224,900	–	–	225,000
Acquisition of Little Wooden House		–	30,000,000	30,000	(32,946)	–	–	(2,9460
Exchange Reserves		–	–	–	–	(7,338)	–	(7,338)
Net income	–	–	–	–	–	–	(2,912,521)	(2,912,521)

Balance-March 31,2016	–	–	50,9000,338	50,900	1,890,991	(11,094	(1,963,813)	(33,016)
Contribution from Shareholders	–	–	–	–	–	–	–	–
Acquisition of Top Honesty Biomass Sdn Bhd	–	–	51,200,000	51,200	–	–	–	5
Exchange Reserves	–	–	–	–	–	(188)	–	(188)
Net Income	–	–	–	–	–	–	(2,065,987)	(2,065,987)

Ending Balance - September 30, 2016	–	$–	102,100,338	$102,100	$1,839,736	$(11,282)	$(4,029,800)	$(2,099,186)

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2016 and 2015

(Unaudited)

	For the Six Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(41,635)	$2,119,026
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Expenses paid and waived by shareholder	–	9,000
Depreciation expenses	–	2,009
Share based compensation - employees	–	225,000
Changes in operating assets and liabilities:
Accounts receivable	–	(497,485)
Other current assets	–	(57)
Deposits for long-term operating leases	–	(30,000)
Taxes payable	–	393,190
Accrued liabilities and other payables	41,823	104,505

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	188	2,325,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	–	(32,150)
Cash paid for construction in process	–	(2,371,318)

NET CASH USED IN INVESTING ACTIVITIES	–	(2,403,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	–	293,544
Repayments to related party advances	–	(415,703)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	–	(122,159)

EFFECT OF EXCHANGE RATE ON CASH	(188)	–
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	(200,439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252	213,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	$13,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Shares issues for acquisition of Top Honesty Biomass Sdn Bhd	$51,200	$–
Debt forgiveness	$–	$–
Shares issued for acquisition of Top Point	$–	$–

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

Construction in progress

Direct costs that are related to the construction of property and equipment incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment and the depreciation of these assets commences when the assets are ready for their intended use. As of September 30, 2016 and March 31, 2016, the balance of construction in progress was $nil and $nil, respectively, which was primarily related to the refurbishment of a leased casino hotel building.

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

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	As of September 30, 2016	As of March 31, 2016
Introduction of IT company	$–	$–
Introduction of sub-junkets	–	–
Total	$–	$–

We have written off the entire amount receivable in previous year ended March 31, 2016 because our junket business was taken away by Mr. Sing Hong, former major shareholder, and his concerted party, without our consent, and our company has no any receivables since then.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the six months ended September 30, 2016 and 2015 was $0 and $393,190, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of September 30, 2016.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Gwin is incorporated in the Kingdom of Cambodia and is subject to company tax at a rate ranging from 0% to 20% based on annual taxable profit. No provision for income taxes in Kingdom of Cambodia has been made as Gwin had no taxable income as of September 30, 2016.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the six months ended September 30, 2015 and 2014 are summarized as follows:

	Six Months Ended September 30,
	2016	2015
Current taxes	$–	$393,190
Deferred taxes	–	–
Total	$–	$393,190

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
	2016		2015
U.S. federal income tax rate	34%		34%
Foreign income note recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	12%		12%
Kingdom of Cambodia company tax	0%		0%
Effect of income tax difference under different tax jurisdictions	4%		4%
Total effective income tax rate	16%		16%

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

Note 6 – Related Party Transactions

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on September 30, 2016 and March 31, 2016 were as follows:

Nil.

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

Note 7 – Commitments and Contingencies

On May 19, 2014, the Company entered into an agreement for the lease of an office in Macau for monthly rental of MOP10,000 (approximately $1,290). The original lease term began on May 19, 2014 and expired on April 18, 2015. On April 19, 2015, the Company renewed the agreement for another six months. The monthly rental for the renewed lease is MOP11,000, or $1,410. The renewed lease will expire on November 18, 2016.

Note 8 – Subsequent Events

None.

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

On October 22, 2014, the Company orally entered into a conditional sale agreement ("Conditional Sale Agreement"), which was later put into a written form on January 19, 2015, with Taipan Pearl Sdn Bhd. Pursuant to the Conditional Sale Agreement, the Company shall pay a total price of $2,000,000 to acquire Gwin Company Limited ("Target Company", or "Gwin"), which is solely owned by Mr. Sing Hong Ting. The sale would be completed under conditions that the Target Company becomes profitable within 12 months from the date of the Conditional Sale Agreement (“Profitability Condition”) and that the Target Company maintains all necessary licenses to be operational. If the two conditions are not satisfied, the amount paid will be fully refunded. On February 18, 2015, the Company signed a supplementary agreement to the Conditional Sale Agreement ("Supplementary Agreement") with Taipan Pearl Sdn Bhd, pursuant to which, another $2,000,000 would be paid by the Company for acquisition of the Target Company. The Company paid $3,180,425 as of March 31, 2015 and continued to pay until September 29, 2015, when the Company entered into a Closing Agreement ("Closing Agreement") with Mr. Sing Hong Ting to officially acquire the Target Company. On November 11, 2015, the Company entered into a Restated Agreement (“Restated Agreement”) with Mr. Sing Hong Ting. Pursuant to the Closing Agreement and Restated Agreement, the Company: (1) purchased 100% of Gwin’s equity interest, and all the advanced payment to the Target Company, totaling $5,876,392, shall be regarded as the final consideration of the sale, and therefore shall not be refundable; (2) waived the Profitability Condition of the Conditional Sale Agreement, which was not met as of September 29, 2015; and (3) agreed with the other signing party to correct the seller of Gwin from Taipan Pearl Sdn Bhd to Mr. Sing Hong Ting. On January 9, 2015, Gwin entered into a lease agreement to lease a casino hotel building with equipment in it located in Kingdom of Cambodia. Gwin is currently refurbishing the building and expects to finish the refurbishment and start its operation in gaming and hospitality industry in February, 2016.

Results of Operations for the Six Months Ended September 30, 2016 and 2015

Sales

Revenue of $0 and $3,515,773 was recognized during the six months ended September 30, 2016 and 2015.

General and administrative expenses

General and administrative expenses were $41,635 for the six months ended September 30, 2016 compared to $908,237 for the six months ended September 30, 2016. The decrease was because the discontinuance of operations.

Net Profit

For the reasons above, net profit before provision for income taxes for the six months ended September 30, 2016 was $(41,635) as compared to $2,119,026 for the six months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital as of September 30, 2016 and March 31, 2016.

	September 30, 2016	March 31, 2016
Total Assets	$252	$252

Accumulated Profit	$(2,005,448)	$(1,963,813)

Stockholders' Equity	$(74,834)	$(33,011)

Net Working Capital (Deficit)	$(74,834)	$(33,011)

Net cash provided by operating activities total $ 0 during the six months ended September 30, 2016.

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

Our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they concluded that our disclosure controls and procedures are not effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our chief financial officer, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure, for the following reasons:

•	The Company does not have an independent board of directors or audit committee;
•	We do not have an independent body to oversee our internal controls over financial reporting.

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

GLORYWIN ENTERTAINMENT GROUP INC.

Date: June 14, 2022	By:	/s/ Sorphea Rath
Sorphea Rath
Acting Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2022	By:	/s/ Solin Hoem
Solin Hoem
Chief Financial Officer (Principal Financial and Accounting Officer)

