Form 10-Q
period 2016-12-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-15
CIK 1515114

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 5, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	356,194,747

GLORYWIN ENTERTAINMENT GROUP INC.

Quarterly Report on Form 10-Q
Period Ended December 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and March 31, 2016

	December 31,	March 31,
	2016	2016
	(Unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$252	$252
Accounts receivable	–	–
Other current assets	–	–
Total current assets	252	252

Non - current assets
Construction in process	–	–
Deposits for long-term operating leases	–	–
Total non-current assets	–	–
Total assets	$252	$252

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	–	–
Accrued liabilities and other payables	92,154	33,263
Taxes payable	–	–
Other payables - related parties	–	–
Total current liabilities	92,154	33,263
Total liabilities	92,154	33,263

Shareholders' equity
Common stock, $0.001 par value, 490,000,000 shares authorized, 102,100,338 and 50,900,338 shares issued and outstanding as of December 31, 2016 and March 31, 2016, respectively	102,100	50,900
Additional paid-in capital	1,839,796	1,890,996
Accumulated other comprehensive loss	(11,282)	(11,094)
Retained earnings	(2,022,517)	(1,963,813)
Total shareholders' equity	(91,903)	(33,011)
Total liabilities and shareholders' equity	$252	$252

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three and Nine Months Ended December 31, 2016 and 2016

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2016	2015	2016	2015

Revenues	$–	$1,948,295	$–	$5,464,068
Gross profit	–	1,948,295	–	5,464,068
Operating expenses:
General and administrative expenses	41,513	407,093	58,704	1,315,330
Professional fees	–	58,854	–	152,168
Total operating expenses	41,513	465,947	58,704	1,467,498
Income before provision for income taxes	–	1,482,348	–	3,996,570
Provision for income taxes	–	(207,758)	–	(602,954)
Net income (loss)	$(41,513)	$1,274,590	$(58,704)	$3,393,616

Comprehensive income
Net income (loss)	$(41,513)	$1,274,590	$(58,704)	$3,393,616
Total comprehensive income (loss)	$(41,513)	$1,274,590	$(58,704)	$3,393,616

Net income (loss) per share
Basic	$0.00	$0.06	$0.00	$0.16
Diluted	$0.00	$0.06	$0.00	$0.16
Weighted average common shares outstanding
Basic	102,100,338	20,900,338	68,773,793	20,866,883
Diluted	102,100,338	20,900,338	68,773,793	20,866,883

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Year Ended March 31, 2016 and Nine Months Ended December 31, 2016

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance - March 31, 2014	–	$–	9,805,044	$9,805	$91,850	$–	$(118,524)	(16,869)
Share issued for acquisition of Top Point	–	–	10,195,294	10,195	(10,195)	–	–	–
Share based compensation - employees	–	–	100,000	100	199,900	–	–	200,000
Share issued to third parties for services provided	–	–	100,000	100	199,900	–	–	200,000
Share issued to related parties for services provided	–	–	600,000	600	1,199,400	–	–	1,200,000
Acquisition of Wonderful Gate	–	–	–	–	(7,692)	–	–	(7,692)
Debt forgiveness	–	–	–	–	16,869	–	–	16,869
Net income	–	–	–	–	–	–	1,067,232	1,067,232
Foreign currency translation adjustment	–	–	–	–	–	(3,756)	–	(3,756)
Balance - March 31, 2015	–	–	20,800,338	20,800	1,690,032	(3,756)	948,708	2,655,795
Contributions from shareholder	–	–	–	–	9,000	–	–	9,000
Share based compensations - employees	–	–	100,000	100	224,900	–	–	225,000
Acquisition of Little Wooden house			30,000,000	30,000	(32,946)	–	–	(2,946)
Exchange Reserves						(7,338)	–	(7,338)
Net income	–	–	–	–	–	–	(2,912,521)	(2,912,521)
Balance – March 31, 2016	–	–	50,900,338	50,900	1,890,991	(11,094)	(1,963,813)	(33,016)
Contribution from Shareholder			–	–	–	–	–	–
Acquisition of Top Honesty Biomass Sdn Bhd			51,200,000	51,200	(51,195)	–	–	5
Exchange Reserves						(188)		(188)
Net Income							(2,065,987)	(2,065,987)
Balance - December 31, 2016	–	$–	102,100,338	$102,100	$1,839,796	$(11,282)	$(4,029,800)	$(2,099,186)

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31, 2016 and 2015

	For the Nine Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(58,704)	$3,393,616
Adjustments to reconcile net income to net cash provided by operating activities:
Expenses paid and waived by shareholder	–	9,000
Depreciation expenses	–	3,014
Share based compensation - employees	–	225,000
Changes in operating assets and liabilities:
Accounts receivable	–	(1,359,303)
Other current assets	–	–
Deposits for long-term operating leases	–	(30,000)
Taxes payable	–	(604,960)
Accrued liabilities and other payables	58,892	191,131

NET CASH PROVIDED BY OPERATING ACTIVITIES	188	3,037,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	–	(32,150)
Cash paid for construction in process	–	(3,115,068)

NET CASH USED IN INVESTING ACTIVITIES	–	(3,147,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	–	324,544
Repayments to related party advances	–	(415,703)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	–	(91,159)

EFFECT OF EXCHANGE RATE ON CASH	(188)	–
NET INCREASE/( DECREASE) IN CASH AND CASH EQUIVALENTS	–	(200,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252	213,974
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	$13,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Shares issued for acquisition of Top honesty Biomass Sdn Bhd	$51,200	$–
Debt forgiveness	$–	$–
Shares issued for acquisition of Top Point	$–	$–

See notes to unaudited consolidated financial statements

Glorywin Entertainment Group Inc. and Subsidiaries

(FORMERLY ZIPPY BAGS, INC.)

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

Simultaneously, Glorywin paid Macanese Pataca (“MOP”) 60,000 (approximately $7,692) to acquire Wonderful Gate Strategy Company Limited (“Wonderful Gate”), a company incorporated on March 11, 2009 in Macau, China, and had no operation prior to the acquisition from, Carmen Lum. Since then, Wonderful Gate has been engaged in service of introducing sub-junkets and information technology infrastructure to land-based casinos and receiving an agreed percentage of total bets as revenue. Wonderful Gate has introduced 25 sub-junkets to initially three land-based casinos in Cambodia and reduced to two land-based casinos to date, and the Company itself does not hold license to operate casinos/junket or to conduct gaming promotion business in any country.

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

On February 21, 2016, Messrs. Meng Hoa Duang, Lee Boon Siong and Ho Zhen Lung (the “Resigning Officers”) had resigned as officers and directors of the Company on the same day. Company’s Chairman Mr. Wen Wei Wu later contacted Mr. Ming Kong Lee, who is a shareholder of the Company, that we believes he has control on the Resigning Officers. Mr. Ming Kong Lee revealed to Mr. Wu that he intended to take away the business operation of GWIN Company Limited, and Wonderful Gate Strategy Company Limited, both of which are wholly owned subsidiaries of the Company in concert with his brother-in-law, Mr. Sing Hong Ting who is a principal shareholder of the Company. The Company is currently seeking legal remedies against the Resigning Officers and Mr. Ting including the cancellation of the shares of common stock of the Company owned by them or entities controlled by them. However, as of the date hereof, the Company currently does not have access to the operation and business records of such subsidiaries. In addition, the Company’s two customers, the two land based casinos in Cambodia, which fully manage and handle former COO Mr. Ho Zhen Lung and secretary Mr. Lee Boon Siong, that generated substantially all of our revenues as part of our junket business notified the Company that they were terminating their junket arrangement with the Company. As a result, Company has lost the entire business in junket services and also lost the control of Gwin.

On March 9, 2016, the Company’s Board of Directors approved a Share Exchange Arrangement (the “Arrangement”) to be entered between the Company and Mr. Wen Wei Wu, who is the Company’s Chairman and Acting Chief Executive Officer during that time.

Subject to the Arrangement, the Company has agreed to acquire all of the outstanding capital stock of Little Wooden Horse Trading Company Limited (the “Trading Company”), a company incorporated in the Macau Special Administrative Region of the People’s Republic of China, in exchange for shares of the Company’s common stock, par value $0.001 (the “Common Stock”). Mr. Wu is the sole holder of the Trading Company. Pursuant to the Arrangement, the Company issued an aggregate of 30,000,000 shares of the Common Stock to acquire the Trading Company. The Trading Company is a new entity which has no historical operations and plans to involve in consultancy and trading of machineries related to activated carbon business.

On September 26, 2016, Glorywin Entertainment Group Inc., a Nevada Corporation (the “Company”) entered into a Sale and Purchase Agreement (the “Agreement”) with Mr. Ze Wu Xuan, the 100% beneficiary owner of Top Honesty Biomass Sdn Bhd (“THBSB”), a Malaysian company, to acquire all of the outstanding capital stock of THBSB in exchange for the issuance to Mr. Xuan of an aggregate of 51,200,000 shares of the Company’s common stock (the “Acquisition”). The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act. On September 26, 2016, the record holder of 51,200,000 shares of the Company’s common stock, equivalent to 56.97% of our then issued and outstanding shares of common stock, the sole class of our voting securities, adopted and approved the amendment to the Articles of Incorporation by written consent in lieu of a meeting.

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

"fiscal year 2015"—April 1, 2014 through March 31, 2015

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

Construction in progress

Direct costs that are related to the construction of property and equipment incurred in connection with bringing the assets to their intended use are capitalized as construction in progress. Construction in progress is transferred to specific property and equipment and the depreciation of these assets commences when the assets are ready for their intended use. As of December 30, 2016 and 2015, the balance of construction in progress was $nil and $3,115,068, respectively, which was primarily related to the refurbishment of a leased casino hotel building.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at different rates, based upon the age of the receivables. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of December 31, 2016 and March 31, 2016, the Company did not establish, based on a review of outstanding balances, an allowance for doubtful accounts.

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

After the Resigning Officers resigned from their position and do not properly handover, and also they controlling both 2 casinos and IT company relationship, we have lost the entire business of junket and we have write off all the profits and revenue in previous fiscal year ended March 31, 2016.

Despite in September 2016, company has acquired Top Honesty Biomass Sdn Bhd (THBSB), a company incorporated in Malaysia which planning to commence new business related to biomass products, however, THBSB do not commence any business that generate any income as of December 31, 2016.

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

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	As of December 31, 2016	As of March 31, 2016
Introduction of IT company	$–	$–
Introduction of sub-junkets	–	–
Total	$–	$–

We have written off the entire amount receivable in previous year ended March 31, 2016 because our junket business was taken away by Mr. Sing Hong Hong, former major shareholder, and his concerted party, without our consent, and our company has no any receivables since then.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.15/2015 (the 2016 Budget Law) remains the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes as of March 31, 2016 and 2015 was $nil and $344,002, respectively. We do not have any provision of taxes as of March 31, 2016 because we have suffer loss on discontinue of business due to Mr. Ting Hong Sing and his concerted parties have taken away our entire business without our consent.

The Company's subsidiary, Feroce Drago Inc, is incorporated in Seychelles, and is subject to company tax at a tax rate of 25%. No provision for income taxes in Seychelles has been made as the Company had no Seychelles taxable income as of December 31, 2016.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Little Wooden Horse Trading Company Limited is incorporated in Macau, China. Income received in Macau is taxable from 0% to 12%. No provision for income taxes in Macau has been made as the Company had no Macau taxable income as of December 31, 2016.

THBSB is incorporated in Malaysia and is subject to company tax at a rate ranging from 0% to 25% based on annual taxable profit. No provision for income taxes in Malaysia has been made as THBSB had no taxable income as of December 31, 2016.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes as of December 31, 2016 and 2015 are summarized as follows:

	Nine Months Ended December 31,
	2016	2015
Current taxes	$–	$602,954
Deferred taxes	–	–
Total	$–	$602,954

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
	2016		2015
U.S. federal income tax rate	34%		34%
Foreign income note recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	12%		12%
Kingdom of Cambodia company tax	0%		0%
Effect of income tax difference under different tax jurisdictions	3%		3%
Total effective income tax rate	15%		15%

Note 5 - STOCKHOLDERS' EQUITY

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

On March 9, 2016, the Company issued an aggregate of 30,000,000 shares of the Company’s Common Stock to Mr. Wu to acquire the Little Wooden Horse Trading Company Limited. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

On September 26, 2016, the Company issued an aggregate of 51,200,000 shares of the Company’s Common Stock to Mr Xuan to acquire the THBSB. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

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

Note 6 – RELATED PARTY TRANSACTIONS

The Company's officers, directors and other related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. There are no any related party transactions as of December 31, 2016 and March 31, 2016.

Note 7 - COMMITMENTS AND CONTINGENCIES

On November 19, 2015, the Company entered into an agreement for the lease of a virtual office in Macau for monthly rental of MOP1,620 (approximately $200). The lease began on November 19, 2015 and will expire on November 18, 2016. Company renewed the agreement for another 6 months until May 18, 2017.

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

Results of Operations

Comparison of Three Months Ended December 31, 2016 and 2015

Sales revenue . Our sales revenue is primarily generated from introducing players to casinos throughout the Asian region. Sales revenue decreased by $1,948,295 or 43%, to $NIL for the three months ended December 31, 2016, from $1,948,295 for the same period in 2015. The decrease was  due to the cessation of operations.

Cost of sales . We have no cost of sales in view of the nature of our business as earning commission from land based casinos. Hence our cost of sales is Nil for both three months ended December 31, 2016 and 2015.

Gross profit . Our gross profit is equal to the difference between our sales revenue and our cost of sales. Due to the nature of our business merely earning commission from land based casinos, we have no cost of sales and gross profit remained 100% of sales. Gross profit decreased to $(41,513) for the three months ended December 31, 2016, from $1,274,590 for the same period in 2015. The decrease in our gross profit margin was mainly attributable to cessation of operations.

Selling, General and Administrative expenses . Our administrative expenses consist of the costs associated with staff and support personnel who manage our business activities. Our administrative expenses decreased by $897,514, or 69%, to $407,093 for the three months ended December 31, 2015, from $1,304,607 for the same period in 2014. As a percentage of sales revenue, administrative expenses decreased to 21% for the three months ended December 31, 2015, as compared to 96% for the same period in 2014. High administrative expenses in for the same period in 2014 was primarily because there were shares issued for services valued at fair market value in addition to salaries and rental expenses. There were no shares issued for the same period in 2015 which led to decrease in administrative expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $13,015, primarily consisting of cash on hand and demand deposits. We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated profit, stockholder's equity and working capital as of December 31, 2016 and March 31, 2016.

	December 31, 2016	March 31, 2016
Total Assets	$252	$252

Accumulated Profit	$(2,022,517)	$(1,963,813)

Stockholders' Equity	$(91,903)	$(33,011)

Net Working Capital (Deficit)	$(91,903)	$(33,011)

Operating Activities

Net cash provided by operating activities was $(188) for the nine months ended December 31, 2016, compared with $(200,959) for the same period in 2015. The increase in net cash provided by operating activities was mainly because net income has increased.

Investing Activities

Net cash used in investing activities was $NIL for the nine months ended December 31, 2016, compared with $(91,159) in the same period in 2015. The net cash used in investing activities during the nine months ended December 31, 2015 was primarily used for refurbish cost for the casino building leased under Gwin.

Financing Activities

Net cash used in financing activities was $91,159 for the nine months ended December 31, 2015, compared with net cash provided by financing activities of $NIL for the same period in 2016. The decrease in net cash provided by financing activities resulted from the Company has repaid the advances to related parties.

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

Date: June 15, 2022	GLORYWIN ENTERTAINMENT GROUP INC.

	By:	/s/ Sorphea Rath
Sorphea Rath, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Solin Hoem
Solin Hoem, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

