Form 10-K
period 2017-03-31
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-15
CIK 1515114

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended March 31, 2017.

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

Indicate by check whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 6, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on June 6, 2022, was approximately $4,309,956.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 356,194,747 shares of common stock par value $0.001 as of June 6, 2022.

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

Quarter Ended	High	Low
June 30, 2016	1.35	1.35
September 30, 2016	0.52	.052
December 31, 2016	1.00	1.00
March 31, 2017	1.17	1.17

Quarter Ended	High	Low
June 30, 2015	2.25	2.25
September 30, 2015	1.41	1.40
December 31, 2015	5.00	5.00
March 31, 2016	4.75	4.75

Holders of Common Stock

As of June 6, 2022, there were approximately 397 shareholders of 356,194,747 shares of our common stock.

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

Results of Operations for the Year Ended March 31, 2017 and 2016

Sales

Revenue of $0 and $5,464,068 was recognized for the year ended March 31, 2017 and 2016, respectively.  Revenues for the year ended March 31, 2016 were due to the cessation of operations.

General and administrative expenses

General and administrative expenses were $2,065,987 for the year ended March 31, 2017 compared to $3,068,801 for the year ended March 31, 2017. The majority of the decrease was due to shares issued for services valued at fair market value in addition to salaries and rental expenses.

Net Profit / Loss

Net loss for the year ended March 31, 2017 was $(2,065,987).  For the year ended March 31, 2016, the Company recorded net loss of $(2,912,521).

Professional fees

Professional fees were $0 for the year ended March 31, 2017 compared to $175,824 for the year ended March 31, 2016, a decrease of $175,824 which resulted from the cessation of operations.

Interest Expense

Interest expense for the year ended March 31, 2017 is $0 compared to $0 for the year ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at March 31, 2017 and March 31, 2016.

	March 31, 2017	March 31, 2016
Total Assets	$252	$252

Accumulated (Deficit)	$(4,092,800)	$(1,963,813)

Stockholders' Deficit	$(99,186)	$(33,011)

Net Working Capital	$(99,186)	$(33,011)

Net cash provided by operating activities total $nil for the year ended March 31, 2017.

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

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of March 31, 2017, the Company's internal control over financial reporting was not effective based on those criteria.

Management's evaluation was retrospective and conducted as of March 31, 2017, the last day of the fiscal year covered by this Form 10-K. Based upon management's evaluation, we have concluded that our internal controls over financial reporting were not effective as of March 31, 2017 because we have not completed the remediation (discussed elsewhere in this document) for the fiscal year ended March 31, 2017 due to the following material weaknesses:

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

As of March 31, 2017, we had not completed the remediation of any of these material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Wen Wei Wu	50	Non-Executive Chairman
Eng Wah Kung	52	Chief Executive Officer and Director
Carmen Lum	28	Chief Financial Officer and Director
Zhen Long Ho	39	Chief Operating Officer and Director
Boon Siong Lee	35	Director

Mr. Wen Wei WU, aged 50, is the non-executive Chairman of the Company.  He is a citizen of Macau, China.  Mr. Wu is a merchant. From 1984 to 1989, he worked in Longhua Food Factory Co., Ltd. and Mali Plastics Co., Ltd. of Jinjiang City, Fujian Province, China respectively.  In 1993, he went to Yiwu City of Zhejiang Province, China to engage in commerce and trade and successively established Yiwu Xiaomuma Ornament Trading Company, Yiwu Weilainina Ornament Co., Ltd., Guangzhou Tiffany Ornament Co., Ltd., etc. During his engaging in the trade business, he studied law in the School of Politics of National University of Defense Technology of PLA and obtained a bachelor's degree. He also participated in many public bodies. In 2005, he established Jinhua Quanzhou Chamber of Commerce and held the post of president of the chamber.  Later, he took the posts of permanent honorary chairman of Hong Kong Guying Village Natives Association, Hong Kong Yangxi Social Club, Hong Kong Wu's Clan Association and Hong Kong Overseas Chinese General Chamber of Commerce.

Mr. Eng Wah KUNG, aged 52, is the CEO and executive director of the Company. He holds a First Class Diploma in Hotel Management with Les Roches, Switzerland. He was the General Manager with Hic Inn, Cambodia prior to joining the Company. Mr. Kung has been a general manager for several Southeast Asian hotel operations companies since year 2003, including Nha trang Lodge, Vietnam and NCL Cambodia Pte Ltd. He has over 33 years in the senior general management position in the Meetings/Incentives/Convention/Exhibition industry. He is responsible for over-seeing the future MICE operations of the Company using his extensive skills, knowledge and experience. In fact, Mr. Kung has established good working relationships with the central governments and local authorities of Cambodia, Vietnam and Malaysia.

Miss Carmen LUM, aged 29, is the CFO and executive director of the Company. She is a Practicing Certified Financial Planner with the qualification obtained from the Financial Planning Association of Malaysia. Miss Lum also holds a Bachelor's Degree (Hons) in Financial Economics from the University Tunku Abdul Rahman, Malaysia. Prior to joining the Company, she had been a personal banker with United Overseas Bank, Kuala Lumpur office and a business development manager with the Kuala Lumpur office of Allianz Insurance, a German listed company. Miss Lum has over 6 years' experience of private banking, financial modeling, forecast, assets management and investment advisory services. She is also the Vice President of Step Well Equity Inc. a Nevada company which is principally engaged in provision of corporate finance advisory services to various listed and unlisted companies in Hong Kong, China and Malaysia.

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

Mr. Boon Siong LEE, aged 35, is an Executive director of the Company. He holds a Bachelor's Degree in Computer Science / Informative Technology from Campbell University. Prior to joining the Company, he was a System Engineer and System Architect with Game Flier (M) Sdn Bhd Malaysia and F-Secure Corporation Sdn Bhd.  Mr. Lee has over 11 years of experience in the IT industry.

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

Item 11. Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended March 31, 2017 and 2016 awarded to, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718. As described further in Note 6 – Stockholders' Equity - Common Stock Options to our consolidated year-end financial statements, the assumptions made in the valuation of these option awards and stock awards is set forth.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Non-Equity Plan Compensation	All Other Compensation	Total

		($)	($)	($)	($)	($)	($)	($)
Wen Wei Wu	2017	–	–	–	–	–	–	–
Chairman	2016	–	–	–	–	–	–	–
Eng Wah Kung	2017	–	–	–	–	–	–	–
CEO and Director	2016	–	–	–	–	–	–	–
Carmen Lum	2017	–	–	–	–	–	–	–
CFO and Director	2016	–	–	–	–	–	–	–
Zhen Long Ho	2017	–	–	–	–	–	–	–
COO and Director	2016	–	–	–	–	–	–	–
Boon Siong Lee	2017	–	–	–	–	–	–	–

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 24, 2017 by (i) each person who is known by us to beneficially own more than 5% of the Company's Common Stock; (ii) each of the Company's officers and directors; and (iii) all of the Company's officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission") and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Capital stock beneficially owned and percentage ownership is based on 20,800,338 shares of Common Stock outstanding on June 24_, 2015 and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days of June 24, 2017.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)

Taipan Pearl Sdn Bhd (3)	11,648,235	(3)	56.00%
Wen Wei Wu (Chairman)	2,912,059		14.00%
Boon Siong Lee (Director)	400,000		1.92%
Eng Wah Kung (CEO and Director)	100.000		0.48%
Carmen Lum (CFO and Director)	0		–
Zhen Lung Ho (COO and Director)	200,000		0.96%

* Less than 1%

(1)	Except as otherwise indicated, the corresponding address of each beneficial owner is Glorywin Entertainment Group Inc. , Room 8, 20/F, AIA Tower, No's 251A-301 Avenida Commercial De Macau, Macau.
(2)	Applicable percentage ownership is based on 20,800,338 shares of common stock outstanding as of March 31, 2017.
(3)	Sing Hong Ting is the beneficial owner of the shares owned by Taipan Pearl Sdn Bhd.

Change of Control

As of the date of this report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2017 and 2016 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2017	March 31, 2016
Wenwei Wu	Shareholder of 14% of the Company's interest	0%	$–	$–
BK Consulting	former majority shareholder	0%
Total			$–	$–

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

	Year Ended March 31, 2017 ($)	Year Ended March 31, 2016 ($)
Audit fees	0	0
Audit-related fees
Tax fees
All other fees
Total	0	0

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended March 31, 2017.

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

Date: June 15, 2022	GLORYWIN ENTERTAINMENT GROUP INC.

	By:	/s/Sorphea Rath
Sorphea Rath
Chief Executive Officer

	By:	/s/ Solin Hoem
Solin Hoem
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Sorphea Rath	Chief Executive Officer and Director	June 15, 2022
Sorphea Rath	(Principal Executive Officer)

/s/ Solin Hoem	Chief Financial Officer and Director	June 15, 2022
Solin Hoem	(Principal Financial and Accounting Officer)

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED MARCH 31, 2017 AND 2016

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and 2016

	As of March 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$252	$252
Accounts receivable	0	0
Other current assets	0	0
Total current assets	252	252
Total assets	$252	$252

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$–	$–
Accrued liabilities and other payables	99,438	33,263
Taxes payable	–	–
Other payables – related parties	–	–
Convertible notes payable, related party, net	–	–
Total current liabilities	99,438	33,263
Total liabilities	99,438	33,262

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 104,100,338 shares and 50,900,338 shares issued and outstanding as of March 31, 2017 and 2016, respectively	104,100	50,900
Additional paid-in capital	3,837,796	1,890,996
Accumulated other comprehensive loss	(11,282)	(11,094)
Retained earnings (deficit)	(4,029,800)	(1,963,813)
Total shareholders' deficit	(99,186)	(33,011)
Total liabilities and shareholders' deficit	$252	$252

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Fiscal Years Ended March 31, 2017 and 2016

	For the Years Ended March 31,
	2017	2016
Revenues	$–	$5,464,068
Gross profit	–	5,464,068
Operating expenses:
General and administrative expenses	2,065,987	3,068,801
Professional fees	–	175,824
Total operating expenses	2,065,987	3,244,625
Income (loss) from operations:	(2,065,987)	2,219,443
Other expenses:
Loss on Discontinued Operations	(–)	(5,131,974)
Interest Income	–	11
Total other expenses	(0)	(5,131,963)
Income (loss) before provision for income taxes	(2,065,987)	(2,912,521)
Provision for income taxes	(0)	(0)
Net income (loss)	$(2,065,987)	$(2,912,521)

Comprehensive income (loss):
Net income (loss)	$(2,065,987)	$(2,912,521)
Other comprehensive loss
Foreign currency translation adjustment	(0)	(0)
Total comprehensive income (loss)	$(2,065,987)	$(2,912,521)

Net income (loss) per share
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
Weighted average shares outstanding
Basic	77,161,160	50,900,338
Diluted	77,161,160	50,900,338

The accompanying notes are an integral part of the consolidated financial statements.

F-3

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2017 and 2016

The accompanying notes are an integral part of the consolidated financial statements.

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

(FORMERLY ZIPPY BAGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended March 31, 2017 and 2016

	For the Years Ended
	March 31, 2017		March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(2,065,987)	$(2,912,521)
Adjustments to reconcile net income/loss to net cash provided by operating activities:
Share based compensation - employees		2,000,000	0
Share issued to third parties for services provided		–	225,000
Share issued to related parties for services provided
Loss on Discontinued Operations		–	5,131,974
Depreciation		–	4,018
Changes in operating assets and liabilities:
Accounts receivable		–	463,205
Other current assets		–	4,294
Deposits for long-term leases		–	295,000
Taxes payable			(343,971)
Accrued liabilities and other payables		66,175	(41,702)
Other payables - related parties		–	–

NET CASH PROVIDED BY OPERATING ACTIVITIES		188	2,825,297
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		(0)	(32,150)
Cash paid for Construction in Process		(0)	(2,965,593)
NET CASH USED IN INVESTING ACTIVITIES		(0)	(2,997,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Distribution to shareholders		–	–
Repayments of bank overdrafts		–	–
Proceeds from related party notes payable		–	–
Proceeds from related party advances		–	381,765
Repayments of related party notes payable		–	–
Repayments to related party advances		–	(413,873)

NET CASH USED IN FINANCING ACTIVITIES		(–)	(32,108)

EFFECT OF EXCHANGE RATE ON CASH		(188)	(9,168)
NET INCREASE IN CASH AND CASH EQUIVALENTS		(–)	(213,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		251	213,974
CASH AND CASH EQUIVALENTS AT END OF YEAR		$251	$252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest		$–	$–
Income taxes		$–	$–
NON-CASH DISCLOSURE OF CASH FLOW INFORMATION:
Due to shareholder in connection with acquisition of Wonderful Gate		$–	$–
Debt forgiveness	$		$–
Shares issued for acquisition of Top Honesty		$51,200	$–
Debt discount on convertible notes payable		$–	$–
Conversion of convertible notes payable to common stock		$–	$–
Note payable and accrued interest reclassified to convertible note		$–	$–
Debt and interest reclassified from non-related party to related party		$–	$–

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

We have defined various periods that are covered in this report as follows:

-	"fiscal year 2016"—April 1, 2015 through March 31, 2016

-	"fiscal year 2017"—April 1, 2016 through March 31, 2017

Principles of Consolidation

The consolidated financial statements include the financial statements of Glorywin, and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The following table depicts the identity of our subsidiaries as of March 31, 2017:

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented net of an allowance for doubtful accounts. Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at different rates, based upon the age of the receivables. In determining these percentages, management analyzes its historical collection experience and current economic trends. If the historical data the Company uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. As of March 31, 2017 and 2016, the Company did not establish, based on a review of outstanding balances, an allowance for doubtful accounts.

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

	March 31, 2017	March 31, 2016
Period end (HKD: USD exchange rate)	7.7645	7.7545

Average fiscal year (HKD: USD exchange rate)	7.7638	7.7538

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

The business model ceased operations and has currently has no on-going revenue recognition.

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

Note 4 – ACCOUNTS RECEIVABLE

Management of the Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful, in our case, when the payment of the current month is not settled by the 7th of the following month. As of March 31, 2017, no postponement on payment of revenue incurred.

Accounts receivable consists of the following:

		As of March 31, 2017	As of March 31, 2016
Introduction of IT company	$		$–
Introduction of sub - junkets			–
Total	$		$–

As of March 31, 2017 and 2016, there was no allowance for doubtful accounts provided.

Note 5 – INCOME TAXES

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes as of March 31, 2017 and 2016 was $nil and $nil, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of March 31, 2017.

Glorywin is incorporated in the State of Nevada and is subject to the United States federal income tax at an effective tax rate of 34%.

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the years ended March 31, 2017 and 2016, respectively, are summarized as follows:

Years ended March 31,
	2017	2016
Current taxes		–
Deferred taxes		–
Total		–

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the years ended March 31, 2017 and 2016:

	Years ended March 31,
	2017		2016
U.S. federal income tax rate	34%		34%
Foreign income not recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	12%		12%
Effect of income tax difference under different tax jurisdictions	3%		3%
Total effective income tax rate	15%		15%

The principal components of the deferred income tax assets as of March 31, 2017 and 2016 are as follows:

	March 31, 2017	March 31, 2016
Current deferred income tax assets	$–	$–
Less: valuation allowance, current portion	–	–
Total	$–	$–

For the years ended March 31, 2017 and 2016, respectively, the Company produced net operating income (loss) before provision for income taxes of $0 and $(0), respectively. Based on the available objective evidence, including the Company's history of its loss, management believed it is more likely than not that future net deferred tax asset would not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax asset at March 31, 2017. No deferred tax assets or liabilities existed as of March 31, 2017.

The Company applied the provisions of ASC 740-10-50, "Accounting for Uncertainty in Income Taxes", which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company's liability for income taxes. Any such adjustment could be material to the Company's results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2017, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Note 7 – RELATED PARTY TRANSACTIONS

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amount on March 31, 2015 and 2014 was as follows:

Name of related parties	Relationship with the Company	Interests of borrowing	March 31, 2017		March 31, 2016
Wenwei W u	Shareholder of 14% of the Company's interest	0%	$		$–
BK Consulting	Former majority shareholder	0%		–	–
Total				$–	$–

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

Discounts on Convertible Notes Payable

The Company calculates any beneficial conversion feature embedded in its convertible notes via the intrinsic value method. The conversion feature was considered a discount to the notes, to the extent the aggregate value of the conversion feature did not exceed the face value of the notes. These discounts are amortized to interest expense through earlier of the term or conversion of the notes. During the year ended March 31, 2017, the Company recorded debt discounts in the amount of $0. During the year ended March 31, 2017, the Company amortized debt discounts to interest expense in the aggregate amount of $0.

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

The total rent expenses for years ended March 31, 2017 and 2016 were $0 and $0, respectively.

On March 31, 2017, future annual lease payments due pursuant to operation leases amounts to the following:

Fiscal Years Ended March 31,

2016	$10,550
2017	–
2018	–
2019	–
2020 and thereafter	–
Total	$10,550

Note 10 - SUBSEQUENT EVENTS

None.

