Form 10-Q
period 2017-06-30
GLORYWIN ENTERTAINMENT GROUP, INC.
filed 2022-06-16
CIK 1515114

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:356,194,747 shares of $0.001 par value common stock outstanding as of June 6, 2022.

GLORYWIN ENTERTAINMENT GROUP INC.

FORM 10-Q

Quarterly Period Ended June 30, 2017

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and March 31, 2017(Unaudited)

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$252	$252
Accounts receivable	–	–
Other current assets	–	–
Total current assets	252	252
Total assets	$252	$252

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accrued liabilities and other payables	$113,361	$99,438
Taxes payable	–	–
Other payables - related parties	–	–
Total current liabilities	113,361	$99,438
Total liabilities	113,361	$99,438

Shareholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 104,100,338 shares issued and outstanding as of June 30, 2017 and March 31, 2017	104,100	104,100
Additional paid-in capital	3,837,796	3,837,796
Accumulated other comprehensive loss	(11,282)	(11,282)
Retained earnings	(4,043,723)	(4,029,800)
Total shareholders' equity (deficit)	(113,109)	(99,186)
Total liabilities and shareholders' equity (deficit)	$252	$252

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended June 30,
	2017	2016

Revenues	$–	$–
Gross profit	–	–
Operating expenses:
General and administrative expenses	13,923	24,445
Professional fees	–	–
Total operating expenses	13,923	24,445
Income before provision for income taxes	(13,923)	(24,445)
Provision for income taxes	–	–
Net income	$(13,923)	$(24,445)

Comprehensive income
Net income	$(13,923)	$(24,445)
Total comprehensive income	$(13,923)	$(24,445)

Net income per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average shares outstanding
Basic	102,789,227	50,900,338
Diluted	102,789,227	50,900,338

See notes to unaudited consolidated financial statements

GLORYWIN ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2017 and 2016

 (Unaudited)

	For the Three Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(13,923)	$(24,445)
Changes in operating assets and liabilities:
Accounts receivable	–	–
Other current assets	–	–
Taxes payable
Accrued liabilities and other payables	13,923	24,633

NET CASH PROVIDED BY OPERATING ACTIVITIES	–	188

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	–	–
Proceeds from related party advances	–	–
Repayments to related party advances	–	–

NET CASH USED IN FINANCING ACTIVITIES	–	–

NET INCREASE IN CASH AND CASH EQUIVALENTS	–	(188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	–	–
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252	$252

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

On October 30, 2014, the Company changed its name to Glorywin Entertainment Group, Inc.

Note 2 – Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of June 30, 2016 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2017, and other reports filed with the SEC.

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

Note 3 – Accounts Receivable

Accounts receivable consists of the following:

	As of June 30, 2017	As of March 31, 2017
Introduction of IT company	$–	$–
Introduction of sub-junkets	–	–
Total	$–	$–

As of June 30, 2017 and March 31, 2017, there was no allowance for doubtful accounts provided.

Note 4 – Income Taxes

Wonderful Gate, the operating entity of the Company, is located in Macau, China. Income received in Macau is taxable under Macau's Complementary Tax provisions, irrespective of the beneficiary being an individual or a corporation, its particular line of business, its nationality or domiciliation, without prejudice to the particular deductions and allowances each taxpayer enjoys. Companies are required to declare their annual profit and such profit is subject to Complementary Tax. If dividend is declared, taxable profit is based on taxable profit (after dividends have been paid). Law No.5/2015 (the 2015 Budget Law) extends the exempted portion of income to MOP600, 000 and determines that the excess of taxable income be taxed at the relevant brackets (0% from MOP0 to MOP600, 000 and 12% on the excess). These measures implemented through the 2015 Budget Law are extraordinary and there can be no assurances that the exemption limit will increase, decrease or stay at its present level. These rates apply to the declared taxable profit (gross income less allowable deductions) from all income generating sources, except professional tax and property income, taxed separately under different regulations. The provision for income taxes for the three months ended June 30, 2017 and 2016 was $nil and $nil, respectively.

The Company's subsidiary, Top Point, is incorporated in Samoa, and is subject to company tax at a tax rate of 27%. No provision for income taxes in Samoa has been made as the Company had no Samoa taxable income as of June 30, 2017.

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

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The provisions for income taxes for the three months ended June 30, 2015 and 2014, respectively, are summarized as follows:

Three Months Ended June 30,
	2017	2016
Current taxes	$–	$–
Deferred taxes	–	–
Total	$–	$–

The table below summarizes the difference between the U.S. statutory federal tax rate and the Company's effective tax rate for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
U.S. federal income tax rate	34%		34%
Foreign income note recognized in the U.S.	(34%	)	(34%	)
Macau Complementary tax	–		–
Total effective income tax rate	–		–

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

Note 6 – Related Party Transactions

The Company's officers, directors and related parties, from time to time, provided advances to the Company for working capital purpose. These advances are short-term in nature, unsecured and payable on demand. The due to related parties amounts on June 30, 2017 and March 31, 2017 were as follows:

Name of related parties	Relationship with the Company	Interests of borrowings	June 30, 2017	March 31, 2017

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

The total rent expenses for the three months ended June 30, 2017 and 2016 were $0 and $0, respectively.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Sales

Revenue of $ 0 and $0 was recognized during the three months ended June 30, 2017 and 2016.  The company has ceased operations.

General and administrative expenses

General and administrative expenses were $13,923 for the three months ended June 30, 2017 compared to $ 24,445 for the three months ended June 30, 2016.

Net Profit / Loss

For the reasons above, net profit for the three months ended June 30, 2017 was $0 as compared to nil in 2016.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our existing sources of liquidity will be sufficient to fund our operations, anticipated capital expenditures, working capital and other financing requirements for at least the next twelve months.

The following table summarizes total assets, accumulated deficit, stockholder's equity and working capital at June 30, 2017.

	June 30, 2017	March 31, 2017
Total Assets	$252	$252

Accumulated Profit (Loss)	$(4,034,723)	$(4,029,800)

Stockholders' Equity	$(113,109)	$(99,186)

Net Working Capital	$(113,109)	$(99,186)

Net cash provided by operating activities totaled $0 during the three months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended March 31, 2017.

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

GLORYWIN ENTERTAINMENT GROUP INC.

Date: June 16, 2022	By:	/s/Sorphea Rath
Sorphea Rath
Chief Executive Officer

Date: June 16, 2022	By:	/s/Solin Hoem
Solin Hoem
Chief Financial Officer

